Form 10-Q
period 1995-03-31
CHART HOUSE ENTERPRISES INC
filed 1995-05-02
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended     March 31, 1995
                                                  -----------------

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ___________ to ___________


Commission File Number    1-9684
                       ----------------

                         CHART HOUSE ENTERPRISES, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                     33-0147725
- ------------------------------------------------------------------------------
 (State of other jurisdiction of                         (I.R.S. Employer
  Incorporation or organization)                        Identification No.)

         115 South Acacia Avenue, Solana Beach, California 92075-1803
- ------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                 (619)755-8281
- ------------------------------------------------------------------------------
             (registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No
                                  ------     ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995:

                  Common Stock ($.01 par value) - 8,208,348
                                                  ---------

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                 March 31,    December 31,
ASSETS                                              1995         1994
                                                -----------   ------------
                                                (Unaudited)
Current Assets:

  Cash                                            $    237        $    245
  Accounts Receivable                                2,468           3,722
  Inventories                                        3,988           3,992
  Prepaid Expenses and Other Current Assets          1,245           1,310
                                                  --------        --------

     Total Current Assets                            7,938           9,269
                                                  --------        --------

Property and Equipment, at Cost:
  Land                                              10,283           9,400
  Buildings                                         30,776          29,742
  Equipment                                         44,424          43,224
  Leasehold Interests & Improvements                79,540          79,332
  Construction in Progress                           3,686           3,752
                                                  --------        --------

                                                   168,709         165,450

Less: Accumulated Depreciation and Amortization     50,274          48,276
                                                  --------        --------

     Net Property & Equipment                      118,435         117,174
                                                  --------        --------

Leased Property under Capital Leases, Less
 Accumulated Amortization of $4,840 in 1995
 and $4,702 in 1994                                  5,082           5,285
                                                  --------        --------

Other Assets and Goodwill, Net                      24,733          24,981
                                                  --------        --------

                                                  $156,188        $156,709
                                                  ========        ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                March 31,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY               1995          1994
                                               -----------   ------------
                                               (Unaudited)
Current Liabilities:
  Current Portion of Lease Obligations           $    567        $    646
  Accounts Payable                                  1,870           3,226
  Accrued Liabilities                              10,810          10,509
                                                 --------        --------

     Total Current Liabilities                     13,247          14,381
                                                 --------        --------

Long-Term Debt                                     55,800          56,000
                                                 --------        --------

Long-Term Obligations under Capital Leases          5,869           5,982
                                                 --------        --------

Deferred Income Taxes                               6,408           6,388
                                                 --------        --------

Stockholders' Equity:
Preferred Stock, $1.00 par value,
 authorized 10,000,000  shares; none
 outstanding                                            _               _
Common Stock, $.01 par value, authorized
 30,000,000 shares; 8,208,348 shares
 outstanding in 1995 and 8,196,213 in 1994             82              82
Additional Paid-In Capital                         42,054          42,036
Retained Earnings                                  32,728          31,840
                                                 --------        --------

     Total Stockholders' Equity                    74,864          73,958
                                                 --------        --------

                                                 $156,188        $156,709
                                                 ========        ========

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  Quarter Ended
                                                    March 31,
                                           ---------------------------
                                                1995          1994
                                           ------------   ------------
Revenues                                        $42,772        $40,290
                                                -------        -------

Operating Expenses:
  Cost of Food and Supplies                      12,406         11,968
  Payroll and Related Taxes                      11,414         11,093
  Other Operating Costs                          10,034          8,966
  Depreciation and Amortization                   2,593          2,374
                                                -------        -------

     Total Operating Expenses                    36,447         34,401
                                                -------        -------

Income from Restaurant Operations                 6,325          5,889
Selling, General and Administrative Expenses      3,820          3,638
Interest Expense, Net                             1,217          1,073
                                                -------        -------

Income Before Income Taxes                        1,288          1,178
Provision for Income Taxes                          400            450
                                                -------        -------

Net Income                                      $   888        $   728
                                                =======        =======

Net Income Per Common Share                        $.11           $.09
                                                =======        =======

Weighted Average Shares Outstanding               8,283          8,319
                                                =======        =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                    Quarter Ended
                                                      March 31,
                                                 -------------------------
                                                   1995             1994
                                                 -------         ---------
Cash Flows from Operating Activities:
Net Income                                       $   888          $   728
Adjustments to Reconcile Net Income to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                    2,593            2,374
  Deferred Income Taxes                               20               22
  Loss on Disposition of Assets                       86              166
  Change in Net Current Liabilities                  268           (2,927)
                                                 -------          -------

     Cash Provided by Operating Activities         3,855              363
                                                 -------          -------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment          (3,539)          (2,945)
 Reductions (Additions) of Other Assets
  and Goodwill                                        16              (84)
 Proceeds from Disposition of Assets                   1               25
 Payments Received on Notes                           33              105
                                                 -------          -------

     Cash Used in Investing Activities            (3,489)          (2,899)
                                                 -------          -------

Cash Flows from Financing Activities:
Principal Payments of Long-Term Obligation
 under Capital Leases                               (192)            (190)
Net Borrowings (Payments) under Revolving
 Credit Agreement                                   (200)           2,700
Proceeds from Common Stock Issuance                   18               28
                                                 -------          -------

     Cash Provided by (Used in) Financing
      Activities                                    (374)           2,538
                                                 -------          -------

Increase (Decrease) in Cash                           (8)               2
Cash, Beginning of Period                            245              218
                                                 -------          -------

Cash, End of Period                              $   237          $   220
                                                 =======          =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                       Quarter Ended
                                                          March 31,
                                                  -------------------------
                                                    1995           1994
                                                  --------       ----------
The Change in Net Current Liabilities is
 Comprised of the Following:
  Decrease (Increase) in Accounts Receivable      $ 1,254          $  (265)
  Decrease in Inventories                               4               75
  Decrease (Increase) in Prepaid Expenses
   and Other Current Assets                            65              (47)
  Decrease in Accounts Payable                     (1,356)          (2,285)
  Increase (Decrease) in Accrued Liabilities          301             (405)
                                                  -------          -------

     Change in Net Current Liabilities            $   268          $(2,927)
                                                  =======          =======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)            $ 1,673          $   866
  Income Taxes                                    $   116          $   140

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (UNAUDITED)



(1)  BASIS OF PRESENTATION

   The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended March 31, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

   Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

(2)  NET INCOME PER COMMON SHARE

   Per share calculations are based on the weighted average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Fully diluted earnings per share equals primary earnings per share for all periods presented.

(3)  STOCKHOLDERS' EQUITY

   In the first quarter of 1995, employees of the Company exercised stock options to purchase an aggregate of 12,135 shares of common stock under the Company's 1985 Incentive Stock Option Plan at a purchase price of $1.54 per share.

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------

   The following is a comparative discussion of the results of operations for the quarter ended March 31, 1995 and 1994. The results of operations for the first quarter of 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995. The dollar amounts in the table below are in thousands.

                                         First Quarter Ended March 31,
                                -------------------------------------------
                                        1995                   1994
                                ---------------------   -------------------
                                Dollars     Percent     Dollars     Percent
                                ---------   ---------   ---------   -------
                                                 (Unaudited)

Revenues                           42,772       100.0      40,290     100.0
                                   ------       -----      ------     -----

Operating Expenses:
 Cost of Food and Supplies         12,406        29.0      11,968      29.7
 Payroll and Related Taxes         11,414        26.7      11,093      27.5
 Other Operating Costs             10,034        23.4       8,966      22.3
 Depreciation and Amortization      2,593         6.1       2,374       5.9
                                   ------       -----      ------     -----

     Total Operating Expenses      36,447        85.2      34,401      85.4
                                   ------       -----      ------     -----

Income from Restaurant Operations   6,325        14.8       5,889      14.6
Selling, General and
 Administrative Expenses            3,820         8.9       3,638       9.0
Interest Expense                    1,217         2.9       1,073      2.7
                                   ------       -----      ------    -----

Income Before Income Taxes          1,288         3.0       1,178      2.9
Provision for Income Taxes            400          .9         450      1.1
                                   ------       -----      ------    -----

Net Income                            888         2.1         728      1.8
                                   ======       =====      ======    =====

   Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to Revenues. Accordingly, the discussion below follows this approach.

   Revenues for the first quarter increased by $2,482,000 from $40,290,000 in 1994 to $42,772,000 in 1995. Comparable restaurant sales (sales at restaurants open the entire quarter of both years) increased by 2% for Chart House and 1% for all restaurants. Newly-opened Islands restaurants accounted for an increase in Revenues of $2,060,000. Also, the Company's wholesale bakery increased its quarterly sales by $505,000 over the previous year, due primarily to the addition of the Starbucks retail account. The sale of the Cork 'N Cleaver restaurants at the end of 1994 accounted for a decrease in Revenues of $764,000.

   Restaurant operating margins (Income from Restaurant Operations as a percentage of Revenues) increased to 14.8% for the first quarter of 1995 from 14.6% for the first quarter of 1994. Cost of Food and Supplies decreased as a percentage of Revenues mainly because of lower costs of beef and chicken products and improved control of food costs at Islands restaurants. Reductions in hourly employee labor were the primary reason for the favorable decrease in Payroll and Related Taxes as a percentage of Revenues, as management intensified its efforts to control labor costs at the restaurant level. However, Other Operating Costs as a percentage of Revenues increased in 1995 due to increased direct promotional costs of redeeming Aloha Club awards at the Chart House restaurants, an increase in insurance expenses over last year's quarter and from new Islands restaurants, which initially have higher occupancy and other operating costs as a percentage of Revenues. Deprecation and Amortization increased slightly as a percentage of Revenues in 1995 because of the addition of several new Islands restaurants, which generally have shorter asset lives than do Chart House restaurants.

   Selling, General and Administrative Expenses increased by $182,000, but as a percentage of Revenues decreased from 9.0% in 1994 to 8.9% in 1995. The first quarter of 1994 was benefited by income recognition of $300,000 from settlement of an insurance claim, which decreased 1994 first quarter expenses as a percentage of Revenues by .7%. Also, marketing expenditures were lower in 1995 than in 1994, mainly due to the maturing of the Aloha Club. In addition, personnel and overhead costs were reduced in 1995 following the successful transition of the Islands organization to the Company's control in mid-1994.

   Interest Expense increased by $144,000 from the prior year first quarter due to increases in borrowings in the latter half of 1994 to fund the expansion of Islands restaurants and higher prevailing interest rates under the revolving credit agreement in 1995.

   The Provision for Income Taxes reflects an effective rate of 31% for the first quarter of 1995, compared with 38% a year ago. The decrease in the rate primarily reflects and the increased amount of federal tax credit for employment-related FICA taxes paid on tip earnings reported by the Company's employees.

   As a result of the foregoing, Net Income increased by $160,000 from $728,000 for the first quarter of 1994, to $888,000 for the first quarter of 1995.

Liquidity and Capital Resources
- -------------------------------

   The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with two banks which provides a $30,000,000 line of credit with interest at the lead bank's base rate. Any excess cash flows from operating and investing activities are used primarily to reduce those borrowings. In the first quarter of 1995, the Company decreased its revolving credit debt by $200,000. At March 31, 1995, the Company had outstanding borrowings of $21,800,000 under the revolving credit agreement.

   The Company opened one restaurant, an Islands in Pembroke Pines, Florida, in the first quarter of 1995. Capital Expenditures, which totalled $3.5 million, also include expenditures for Islands restaurants under construction and for remodels of certain Chart House restaurants.

   The Company expects to open six additional Islands restaurants and one Chart House restaurant in the remaining nine months of 1995. Total capital expenditures for 1995 are projected to be approximately $21.0 million. Management believes that cash flows from operations will be sufficient to fund a significant portion of the capital expenditures for the planned new restaurants for 1995, the ongoing maintenance and remodeling of existing restaurants and construction of restaurants which will open in 1996. Borrowings under the revolving credit agreement will meet funding requirements not met by cash flows from operations in 1995.

   In April 1995, the Company increased its revolving credit commitment amount from $30,000,000 to $40,000,000. A third bank was added to the existing two banks in connection with the increased commitment.

Seasonality
- -----------

   Historically, the Company's business is seasonal in nature with Revenues and Net Income for the second and third quarters being greater than in the first and fourth quarters.

                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits.  None.
    (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter of which this report is filed.


                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  May 1, 1995                    By:  /s/ JOHN M. CREED
                                           ------------------------------------
                                           John M. Creed
                                           President, Chief Executive Officer
                                           and Chairman of the Board



                                      By:  /s/ HAROLD E. GAUBERT, JR.
                                           ------------------------------------
                                           Harold E. Gaubert, Jr.
                                           Vice President, Treasurer and Chief
                                           Financial Officer



                                      By:  /s/ JAMES C. WENDLER
                                           ------------------------------------
                                           James C. Wendler
                                           Vice President and Chief Accounting
                                           Officer