Form 10-Q
period 1995-06-30
CHART HOUSE ENTERPRISES INC
filed 1995-08-14
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 1995
                                      ----------------------
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from              to
                                      -------------  -------------

Commission File Number    1-9684
                      --------------


                         CHART HOUSE ENTERPRISES, INC.
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                             33-0147725
-----------------------------------------------------------------------------
       (State of other jurisdiction of           (I.R.S. Employer
       Incorporation or organization)           Identification No.)

          115 South Acacia Avenue, Solana Beach, California 92075-1803
-----------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (619)755-8281
------------------------------------------------------------------------------
             (registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   x   No
                                     ----     -----

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1995:

                  Common Stock ($.01 par value) -  8,213,348
                                                   -----------

                         PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                            June 30,     December 31,
ASSETS                                        1995          1994
                                           -----------   ------------
                                           (Unaudited)
Current Assets:
  Cash                                       $    242        $    245
  Accounts Receivable                           2,067           3,722
  Inventories                                   4,156           3,992
  Prepaid Expenses and Other Current
   Assets                                       1,534           1,310
                                             --------        --------

     Total Current Assets                       7,999           9,269
                                             --------        --------

Property and Equipment, at Cost:
  Land                                         10,283           9,400
  Buildings                                    31,360          29,742
  Equipment                                    45,673          43,224
  Leasehold Interests & Improvements           79,881          79,332
  Construction in Progress                      5,344           3,752
                                             --------        --------

                                              172,541         165,450

Less:  Accumulated Depreciation and
 Amortization                                  52,131          48,276
                                             --------        --------
     Net Property & Equipment                 120,410         117,174
                                             --------        --------

Leased Property under Capital Leases,
 Less Accumulated Amortization of
 $4,071 in 1995 and $4,702 in 1994              4,775           5,285
                                             --------        --------

Other Assets and Goodwill, Net                 24,056          24,981
                                             --------        --------

                                             $157,240        $156,709
                                             ========        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)




                                             June 30,    December 31,
  LIABILITIES AND STOCKHOLDERS' EQUITY         1995         1994
                                           -----------   ------------
                                           (Unaudited)
Current Liabilities:
  Current Portion of Lease Obligations       $    502        $    646
  Accounts Payable                              2,101           3,226
  Accrued Liabilities                          11,968          10,509
                                             --------        --------

     Total Current Liabilities                 14,571          14,381
                                             --------        --------

Long-Term Debt                                 54,200          56,000
                                             --------        --------

Long-Term Obligations under Capital
 Leases                                         5,614           5,982
                                             --------        --------
Deferred Income Taxes                           6,442           6,388
                                             --------        --------

Stockholders' Equity:
Preferred Stock, $1.00 par value,
 authorized 10,000,000
 shares; none outstanding                         -               -
Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 8,213,348 shares outstanding
 in 1995 and 8,196,213 in 1994                     82              82
Additional Paid-In Capital                     42,062          42,036
Retained Earnings                              34,269          31,840
                                             --------        --------

     Total Stockholders' Equity                76,413          73,958
                                             --------        --------

                                             $157,240        $156,709
                                             ========        ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                              Quarter Ended               Six Months Ended
                                                 June 30,                     June 30,
                                         -----------------------    -----------------------
                                            1995         1994         1995          1994
                                         ----------   ----------   ----------    ----------
Revenues                                    $46,563      $45,089      $89,335     $85,379
                                            -------      -------      -------     -------

Operating Expenses:
  Cost of Food and Supplies                  13,361       13,239       25,767      25,207
  Payroll and Related Taxes                  12,344       12,170       23,758      23,263
  Other Operating Costs                      10,780        9,875       20,814      18,841
  Depreciation and Amortization               2,627        2,436        5,220       4,810
                                            -------      -------      -------     -------

     Total Operating Expenses                39,112       37,720       75,559      72,121
                                            -------      -------      -------     -------

Income from Restaurant Operations             7,451        7,369       13,776      13,258
Selling, General and Administrative
 Expenses                                     4,008        4,143        7,828       7,781
Interest Expense                              1,207        1,097        2,424       2,170
                                            -------      -------      -------     -------

Income Before Income Taxes                    2,236        2,129        3,524       3,307
Provision for Income Taxes                      695          742        1,095       1,192
                                            -------      -------      -------     -------

Net Income                                  $ 1,541      $ 1,387      $ 2,429     $ 2,115
                                            =======      =======      =======     =======


Net Income Per Common Share                    $.19         $.17         $.29        $.25
                                            =======      =======      =======     =======

Weighted Average Shares Outstanding           8,279        8,294        8,279       8,296
                                            =======      =======      =======     =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            Six Months Ended
                                                                June 30,
                                                              1995     1994
                                                           --------   --------
Cash Flows from Operating Activities:
Net Income                                                 $ 2,429    $ 2,115
Adjustments to Reconcile Net Income to Cash Flows
 from Operating Activities:
  Depreciation and Amortization                              5,220      4,810
  Deferred Income Taxes                                         54         59
  Loss on Retirement of Assets                                 202        279
  Change in Net Current Liabilities                          1,496        246
                                                           -------    -------

     Cash Provided by Operating Activities                   9,401      7,509
                                                           -------    -------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                    (8,099)    (8,673)
 Reductions (Additions) to Other Assets and Goodwill            37        (48)
 Proceeds from Disposition of Assets                           415         66
 Payments Received on Notes                                    362        208
                                                           -------    -------

     Cash Used in Investing Activities                      (7,285)    (8,447)
                                                           -------    -------

Cash Flows from Financing Activities:
 Principal Payments on Long-Term Obligations under
  Capital Leases                                              (345)      (383)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                 (1,800)     1,300
 Proceeds from Common Stock Issuance                            26         31
                                                           -------    -------

     Cash Provided by (Used in) Financing Activities        (2,119)       948
                                                           -------    -------

Increase (Decrease) in Cash                                     (3)        10
Cash, Beginning of Period                                      245        218
                                                           -------    -------

Cash, End of Period                                        $   242    $   228
                                                           =======    =======


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                            Six Months Ended
                                                                June 30,
                                                             1995       1994
                                                           --------   --------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                          $ 1,628    $ 1,331
  Increase in Inventories                                     (195)       (25)
  Decrease (Increase) in Prepaid Expenses and Other
   Current Assets                                             (224)       215
  Decrease in Accounts Payable                              (1,125)    (1,733)
  Increase in Accrued Liabilities                            1,412        458
                                                           -------    -------

     Change in Net Current Liabilities                     $ 1,496    $   246
                                                           =======    =======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                     $ 2,630    $ 1,658
  Income Taxes                                             $ 1,009    $ 1,570




 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (UNAUDITED)



(1)  BASIS OF PRESENTATION

   The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and six month periods ended June 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(3)  STOCKHOLDERS' EQUITY

   In the six months of 1995, employees of the Company exercised stock options to purchase an aggregate of 17,135 shares of common stock under the Company's 1985 Incentive Stock Option Plan at a purchase price of $1.54 per share.

(4)  SUBSEQUENT EVENT

   In July 1995, the Company entered into a definitive agreement to sell to an unrelated third party all outstanding shares of common stock of its wholly-owned subsidiary, Paradise Bakery, Inc. The sale price will consist of $5.1 million of cash and a promissory note of approximately $1.5 million. The transaction is expected to close in the third quarter of 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

   The following is a comparative discussion of the results of operations for the quarter and six months ended June 30, 1995 and 1994. The results of operations for the first six months of 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995. The dollar amounts in the table below are in thousands.


                                    Second Quarter Ended June 30,               Six Months Ended June 30,
                                -------------------------------------    --------------------------------------
                                      1995                 1994                 1995                1994
                                -----------------   -----------------    ------------------   -----------------
                                Dollars   Percent   Dollars   Percent    Dollars    Percent   Dollars   Percent
                                -------   -------   -------   -------     -------   -------   -------   -------
                                              (Unaudited)                               (Unaudited)
Revenues                         46,563     100.0    45,089      100.0    89,335    100.0     85,379    100.0
                                 ------     -----    ------     ------    ------    -----     ------    -----

Operating Expenses:
 Cost of Food and Supplies       13,361      28.7    13,239       29.4    25,767     28.9     25,207     29.5
 Payroll and Related Taxes       12,344      26.5    12,170       27.0    23,758     26.6     23,263     27.2
 Other Operating Costs           10,780      23.2     9,875       21.9    20,814     23.3     18,841     22.1
 Depreciation and
  Amortization                    2,627       5.6     2,436        5.4     5,220      5.8      4,810      5.7
                                 ------     -----    ------     ------    ------    -----     ------    -----

      Total Operating
       Expenses                  39,112      84.0    37,720       83.7    77,559     84.6     72,121     84.5
                                 ------     -----    ------     ------    ------    -----     ------    -----

Income from Restaurant
 Operations                       7,451      16.0     7,369       16.3    13,776     15.4     13,258     15.5
Selling, General and
  Administrative Expenses         4,008       8.6     4,143        9.2     7,828      8.8      7,781      9.1
Interest Expense                  1,207       2.6     1,097        2.4     2,424      2.7      2,170      2.5
                                 ------     -----    ------     ------    ------    -----     ------    -----

Income Before Income Taxes        2,236       4.8     2,129        4.7     3,524      3.9      3,307      3.9
Provision for Income Taxes          695       1.5       742        1.6     1,095      1.2      1,192      1.4
                                 ------     -----    ------     ------    ------    -----     ------    -----

Net Income                        1,541       3.3     1,387        3.1     2,429      2.7      2,115      2.5
                                 ======     =====    ======     ======    ======    =====     ======    =====


   Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to Revenues. Accordingly, the discussion below follows this approach.

   Revenues for the second quarter and six months of 1995 increased by $1,474,000 and $3,956,000, respectively, from the same periods of the prior year. Newly-opened Islands restaurants accounted for an increase in Revenues of $2,549,000 for the second quarter and $4,609,000 for the six months. Also, the Company's wholesale bakery increased its sales by $508,000 and $1,013,000 over the previous second quarter and six month periods, respectively, due primarily to the addition of the Starbucks Coffee Company retail account. The sale of the Cork 'N Cleaver restaurants at the end of 1994 accounted for a decrease in Revenues of $775,000 and $1,539,000 for the second quarter and six months, respectively. Comparable restaurant sales (sales at restaurants open the entire periods of both years) were down 2% for the second quarter and 1% for the six months, due primarily to a decrease in customer counts at Chart House restaurants.

   Restaurant operating margins (Income from Restaurant Operations as a percentage of Revenues) were 16.0% for the second quarter and 15.4% for the six months of 1995, compared to 16.3% and 15.5%, respectively, for the same periods of 1994. Cost of Food and Supplies decreased as a percentage of Revenues mainly because of lower costs of beef and chicken products and improved control of food costs at Islands restaurants. Reductions in hourly employee labor were the primary reason for the favorable decrease in Payroll and Related Taxes as a percentage of Revenues, as management intensified its efforts to control labor costs at the restaurant level. However, Other Operating Costs as a percentage of Revenues increased in 1995 due to increased direct promotional costs of redeeming Aloha Club awards at the Chart House restaurants, an increase in insurance expenses over the prior year and from new Islands restaurants, which initially have higher occupancy and other operating costs as a percentage of Revenues. Deprecation and Amortization increased slightly as a percentage of Revenues in 1995 because of the addition of several new Islands restaurants, which generally have shorter asset lives than do Chart House restaurants.

   Selling, General and Administrative Expenses as a percentage of Revenues decreased for the second quarter from 9.2% in 1994 to 8.6% in 1995, and for the six month period from 9.1% in 1994 to 8.8% in 1995. Marketing expenditures for the Chart House Aloha Club were lower in 1995 than in 1994, as there were significant start up and support costs in 1994 for the Aloha Club. In addition, personnel and overhead costs were reduced in 1995, following the successful transition to the Company's control of the Islands organization in mid-1994.

   Interest Expense for the second quarter and six months of 1995 increased by $110,000 and $254,000, respectively, from the same periods of the prior year due to increases in borrowings in the latter half of 1994 to fund the expansion of Islands restaurants and higher prevailing interest rates under the revolving credit agreement in 1995.

   The Provision for Income Taxes reflects an effective rate of 31% for the second quarter and six months of 1995, compared with 35% for the second quarter and 36% for the six months of 1994. The decrease in the rate primarily reflects the increased amount of federal tax credit for employment-related FICA taxes paid on tip earnings reported by the Company's employees.

   As a result of the foregoing, Net Income increased by $154,000 for the second quarter of 1995 and $314,000 for the six months of 1995, over the same periods of the prior year.

Liquidity and Capital Resources
-------------------------------

   The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with three banks which provides a $40,000,000 line of credit (increased in April 1995 from $30,000,000) with interest at the lead bank's base rate. Any excess cash flows from operating and investing activities are used primarily to reduce those borrowings. In the six months of 1995, the Company decreased its revolving credit debt by $1,800,000. At June 30, 1995, the Company had outstanding borrowings of $20,200,000 under the revolving credit agreement.

   The Company opened two Islands restaurants in Pembroke Pines and Miami, Florida, in the first six months of 1995. Capital Expenditures, which totalled $8.1 million, also include expenditures for Islands restaurants under construction and for remodels of certain Chart House restaurants.

   The Company expects to open five additional Islands restaurants in the remaining six months of 1995 and one Chart House restaurant towards the end of 1995 or in early 1996. Total capital expenditures for 1995 are projected to be approximately $20.0 million. Management believes that cash flows from operations will be sufficient to fund a significant portion of the capital expenditures for the planned new restaurants for 1995, the ongoing maintenance and remodeling of existing restaurants, and construction of restaurants which will open in 1996. Borrowings under the revolving credit agreement will meet funding requirements not met by cash flows from operations in 1995.

Seasonality
-----------

   Historically, the Company's business is seasonal in nature with Revenues and Net Income for the second and third quarters being greater than in the first and fourth quarters.

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

    The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 2, 1995. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of electing two directors. There was no solicitation in opposition to management's nominees.

    At the meeting, John M. Creed and William M. Diefenderfer III were elected as directors for three-year terms expiring in 1998.

    The tables below summarize the results of the stockholder vote:

                                                            Number     Percentage
                                                           ---------   -----------

Shares Outstanding and Entitled to Vote                    8,208,348        100.0%
Shares Represented in Person or by Proxy at
 Meeting                                                   7,385,456         90.0%
Shares Not Voted at Meeting                                  822,892         10.0%


                                               Votes       Votes       Shares
                                               For         Withheld    Not Voted
                                               ---------   ---------   ----------

Breakdown of votes cast for each nominee:
 John M. Creed                                 7,338,034      47,422      822,892
 William M. Diefenderfer III                   7,338,032      47,424      822,892

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


                            CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  August 9, 1995             By:  /s/ JOHN M. CREED
                                       ------------------------------------
                                       John M. Creed
                                       President, Chief Executive Officer and
                                       Chairman of the Board



                                  By:  /s/ HAROLD E. GAUBERT, JR.
                                       ------------------------------------
                                       Harold E. Gaubert, Jr.
                                       Vice President, Treasurer and Chief
                                       Financial  Officer



                                  By:  /s/ JAMES C. WENDLER
                                       ----------------------------------------
                                       James C. Wendler
                                       Vice President and Chief Accounting
                                       Officer