Form 10-Q
period 1995-09-30
CHART HOUSE ENTERPRISES INC
filed 1995-11-14
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended

     [_]       TRANSISITON REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transistion period from ___________ to ___________

Commission File Number       1-9684
                       -------------------------



                         CHART HOUSE ENTERPRISES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                         33-0147725
--------------------------------------------------------------------------------
     (State of other juridiction of           (I.R.S. Employer
    Incorporation or organization)           Identification No.)

          115 South Acacia Avenue, Solana Beach California 92075-1803
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                 (619)755-8281
--------------------------------------------------------------------------------
             (registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by the Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X               No_______
                                 -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1995:


                   Common Stock ($.01 par value) - 8,213,348
                                                   ---------

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                September 30,            December 31,
ASSETS                                                              1995                     1994
                                                                -------------            ------------
                                                                 (Unaudited)

Current Assets:
 Cash                                                          $       237             $       245
 Accounts Receivable                                                 2,142                   3,722
 Inventories                                                         3,858                   3,992
 Prepaid Expenses and Other Current Assets                           1,533                   1,310
                                                               -----------             -----------

       Total Current Assets                                          7,770                   9,269
                                                               -----------             -----------
Property and Equipment, at Cost:
 Land                                                                9,400                   9,400
 Buildings                                                          30,319                  29,742
 Equipment                                                          47,070                  43,224
 Leasehold Interests & Improvements                                 84,072                  79,332
 Construction in Progress                                            4,747                   3,752
                                                               -----------             -----------

                                                                   175,608                 165,450

Less: Accumulated Depreciation and Amortization                     54,300                  48,276
                                                               -----------             -----------

       Net Property & Equipment                                    121,308                 117,174
                                                               -----------             -----------
Leased Property under Capital Leases, Less Accumulated
 Amortization of $4,065 in 1995 and $4,702 in 1994                   4,611                   5,285
                                                               -----------             -----------

Other Assets and Goodwill, Net                                      23,577                  24,981
                                                               -----------             -----------


                                                               $   157,266             $   156,709
                                                               ===========             ===========


  The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                September 30,            December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1995                     1994
                                                                -------------            ------------
                                                                 (Unaudited)
Current Assets:
 Current Portion of Long-Term Debt                             $     3,000             $         -
 Current Portion of Lease Obligations                                  449                     646
 Accounts Payable                                                    2,852                   3,226
 Accrued Liabilities                                                10,549                  10,509
                                                               -----------             -----------

       Total Current Liabilities                                    16,850                  14,381
                                                               -----------             -----------

Long-Term Debt                                                      49,700                  56,000
                                                               -----------             -----------

Long-Term Obligations under Capital Leases                           5,517                   5,982
                                                               -----------             -----------

Deferred Income Taxes                                                7,043                   6,388
                                                               -----------             -----------

Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                                -                       -
Common Stock, $1.00 par value, authorized 30,000,000
 shares; 8,213,348 shares outstanding in 1995 and
 8,196,213 in 1994                                                      82                      82
Additional Paid-In Capital                                          42,062                  42,036
Retained Earnings                                                   36,012                  31,840
                                                               -----------             -----------

       Total Stockholders' Equity                                   78,156                  73,958
                                                               -----------             -----------

                                                               $   157,266             $   156,709
                                                               ===========             ===========


  The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                            QUARTER ENDED              NINE MONTHS ENDED
                                            SEPTEMBER 30,                SEPTEMBER 30,
                                       -----------------------      ----------------------
                                         1995           1994           1994         1994
                                       --------      ---------      ---------     --------
Revenue                                $ 47,332      $ 46,277       $ 136,667     $ 131,656
                                       --------      --------       ---------     ---------

Operating Expenses:
 Cost of Food and Supplies               13,682        13,851          39,449        39,058
 Payroll and Related Taxes               12,723        12,446          36,481        35,709
 Other Operating Costs                   10,845         9,767          31,659        28,608
 Depreciation and Amortization            2,764         2,058           7,984         7,318
                                       --------      --------       ---------     ---------

      Total Operating Expenses           40,014        38,572         115,573       110,693
                                       --------      --------       ---------     ---------

Income from Restaurant Operations         7,318         7,705          21,094        20,963
Selling, General and Administrative
 Expenses                                 3,597         4,079          11,425        11,860
Interest Expense                          1,194         1,109           3,618         3,279
                                       --------      --------       ---------     ---------

Income Before Income Taxes                2,527         2,517           6,051         5,824
Provision for Income Taxes                  784           847           1,879         2,039
                                       --------      --------       ---------     ---------

Net Income                             $  1,743      $  1,670       $   4,172     $   3,785
                                       ========      ========       =========     =========


Net Income Per Common Share            $    .21      $    .20       $     .50     $     .46
                                       ========      ========       =========     =========

Weighted Average Shares Outstanding       8,276         8,290           8,276         8,289
                                       ========      ========       =========     =========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                             ------------------------
                                                               1995            1994
                                                             --------        --------
Cash Flows from Operating Activities:
Net Income                                                   $  4,172        $  3,785
Adjustments to Reconcile Net Income to Cash Flows
 from Operating Activities:
 Depreciation and Amortization                                  7,984           7,318
 Deferred Income Taxes                                            655             205
 Loss on Retirement of Assets                                     253             372
 Change in Net Current Liabilities                              1,033          (2,061)
                                                             --------        --------

        Cash Provided by Operating Activities                  14,097           9,619
                                                             --------        --------

Cash Flows from Investing Activities:
Expenditures for Property and Equipment                       (12,228)        (15,671)
Reductions (Additions) to Other Assets and Goodwill               168             (78)
Proceeds from Sale/Leaseback of Asset                             905               -
Proceeds from Disposition of Assets                               428             123
Payments Received on Notes                                        391             245
                                                             --------        --------

        Cash Used in Investing Activities                     (10,336)        (15,381)
                                                             --------        --------

Cash Flows from Financing Activities:
Principal Payments on Long-Term Obligations under
 Capital Leases                                                  (495)           (581)
Net Borrowings (Payments) under Revolving Credit
 Agreement                                                     (3,300)          6,300
Proceeds from Common Stock Issuance                                26              57
                                                             --------        --------

        Cash Provided by (Used in) Financing Activities        (3,769)          5,776
                                                             --------        --------

Increase (Decrease) in Cash                                        (8)             14
Cash, Beginning of Period                                         245             218
                                                             --------        --------


Cash, End of Period                                          $    237        $    232
                                                             ========        ========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Nine Months Ended
                                                                    September 30,
                                                             ------------------------
                                                               1995            1994
                                                             --------        --------
The Change in Net Current Liabilities is Comprised of
 the Following:
 Decrease (Increase) in Accounts Receivable                  $  1,534        $   (361)
 Decrease (Increase) in Inventories                               103            (360)
 Decrease (Increase) in Prepaid Expenses and Other
  Current Assets                                                 (223)            215
 Decrease in Accounts Payable                                    (374)         (1,923)
 Increase (Decrease) in Accrued Liabilities                        (7)            368
                                                             --------        --------

        Change in Net Current Liabilities                    $  1,033        $ (2,061)
                                                             ========        ========

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
 Interest (Net of Amount Capitalized)                        $  4,028        $  3,084
 Income Taxes                                                $  1,049        $  1,936


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and nine month periods ended September 30, 1995 and 1994 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(3)  STOCKHOLDERS' EQUITY

     In the nine months of 1995, employees of the Company exercised stock options to purchase an aggregate of 17,135 shares of common stock under the Company's 1985 Incentive Stock Option Plan at a purchase price of $1.54 per share.

(4)  AGREEMENT TO SELL SUBSIDIARY

     In July 1995, the Company entered into a definitive agreement to sell to an unrelated third party all outstanding shares of common stock of its wholly-owned subsidiary, Paradise Bakery, Inc. The sale price will consist of $5.2 million of cash and promissory notes totalling approximately $1.4 million. The transaction is expected to close in November 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

       The following is a comparative discussion of the results of operations for the quarter and nine months ended September 30, 1995 and 1994. The results of operations for the first nine months of 1995 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1995. The dollar amounts in the table below are in thousands.

                                      Third Quarter Ended September 30,               Nine Months Ended September 30,
                                   ----------------------------------------      ----------------------------------------
                                          1995                  1994                    1995                  1994
                                   ------------------    ------------------      ------------------    ------------------
                                   Dollars    Percent    Dollars    Percent      Dollars    Percent    Dollars    Percent
                                   -------    -------    -------    -------      -------    -------    -------    -------
                                                  (Unaudited)                                  (Unaudited)
Revenues                            47,332      100.0     46,277      100.0      136,667      100.0    131,656      100.0
                                   -------      -----    -------      -----      -------      -----    -------      -----

Operating Expenses:
 Cost of Food and Supplies          13,682       28.9     13,851       30.0       39,449       28.9     39,058       29.7
 Payroll and Related Taxes          12,723       26.9     12,446       26.9       36,481       26.7     35,709       27.1
 Other Operating Costs              10,845       22.9      9,767       21.1       31,659       23.2     28,608       21.7
 Depreciation and Amortization       2,764        5.8      2,508        5.4        7,984        5.8      7,318        5.6
                                   -------      -----    -------      -----      -------      -----    -------      -----

    Total Operating Expenses        40,014       84.5     38,572       83.4      115,573       84.6    110,693       84.1
                                   -------      -----    -------      -----      -------      -----    -------      -----

Income from Restaurant
 Operations                          7,318       15.5      7,705       16.6       21,094       15.4     20,963       15.9
Selling, General and
 Administrative Expenses             3,597        7.6      4,079        8.8       11,425        8.4     11,860        9.0
Interest Expense                     1,194        2.5      1,109        2.4        3,618        2.6      3,279        2.5
                                   -------      -----    -------      -----      -------      -----    -------      -----

Income Before Income Taxes           2,527        5.4      2,517        5.4        6,051        4.4      5,824        4.4
Provision for Income Taxes             784        1.7        847        1.8        1,879        1.3      2,039        1.5
                                   -------      -----    -------      -----      -------      -----    -------      -----

Net Income                           1,743        3.7      1,670        3.6        4,172        3.1      3,785        2.9
                                   =======      =====    =======      =====      =======      =====    =======      =====

       Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to Revenues. Accordingly, the discussion below follows this approach.

       Revenues for the third quarter and nine months of 1995 increased by $1,055,000 and $5,011,000, respectively, from the same periods of the prior year. Newly-opened Islands restaurants accounted for an increase in Revenues of $2,576,000 for the third quarter and $7,185,000 for the nine months. Also, the Company's wholesale bakery increased its sales by $561,000 and $1,574,000 over the previous third quarter and nine month periods, respectively, due primarily to the addition of the Starbucks Coffee Company retail account. The sale of the Cork 'N Cleaver restaurants at the end of 1994 accounted for a decrease in Revenues of $764,000 and $2,030,000 for the third quarter and nine months, respectively. Comparable restaurant sales (sales at restaurants open the entire periods of both years) were down 2.2% for the third quarter and 1.6% for the nine months, due primarily to a decrease in customer counts at the Company's restaurants.

     Restaurant operating margins (Income from Restaurant Operations as a percentage of Revenues) were 15.5% for the third quarter and 15.4% for the nine months of 1995, compared to 16.6% and 15.9%, respectively, for the same periods of 1994. Cost of Food and Supplies decreased as a percentage of Revenues mainly because of lower costs of beef and chicken products and improved control of food costs at Islands restaurants. Payroll and Related Taxes as a percentage of Revenues for the 1995 periods remained unchanged from or slightly below the 1994 levels, as management continued its efforts to control hourly employee labor costs at the restaurant level. However, Other Operating Costs as a percentage of Revenues increased in 1995 due to increased direct promotional costs of redeeming Aloha Club awards at the Chart House restaurants, an increase in insurance expenses over the prior year and from new Islands restaurants, which initially have higher occupancy and other operating costs as a percentage of Revenues. Depreciation and Amortization increased slightly as a percentage of Revenues in 1995 because of the addition of several new Islands restaurants, which generally have shorter asset lives and higher relative costs than the older base of Chart House restaurants.

     Selling, General and Administrative Expenses as a percentage of Revenues decreased for the third quarter from 8.8% in 1994 to 7.6% in 1995, and for the nine month period from 9.0% in 1994 to 8.4% in 1995. Marketing expenditures for the Chart House Aloha Club were lower in 1995 than in 1994, as there were significant start up and support costs in 1994 for the Aloha Club and costs for redeeming award certificates were shifted to the restaurants in 1995. In addition, personnel and overhead costs for the Islands organization have been reduced in 1995.

     Interest Expense for the third quarter and nine months of 1995 increased by $85,000 and $339,000, respectively, from the same periods of the prior year due to increases in borrowings in the latter half of 1994 to fund the expansion of Islands restaurants and higher prevailing interest rates under the revolving credit agreement in 1995.

     The Provision for Income Taxes reflects an effective rate of 31% for the third quarter and nine months of 1995, compared with 34% for the third quarter and 35% for the nine months of 1994. The decrease in the rate primarily reflects the increased amount of federal tax credit for employment-related FICA taxes paid on tip earnings reported by the Company's employees.

     As a result of the foregoing, Net Income increased by $73,000 for the third quarter of 1995 and $387,000 for the nine months of 1995, over the same periods of the prior year.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with three banks which provides a $40,000,000 line of credit with interest at the lead bank's base rate. Any excess cash flows from operating and investing activities are used primarily to reduce those borrowings. In the nine months of 1995, the Company decreased its revolving credit debt by $3,300,000. At September 30, 1995, the Company had outstanding borrowings of $18,700,000 under the revolving credit agreement.

     The Company opened four Islands restaurants, two in Florida and two in California, in the first nine months of 1995. Capital Expenditures, which totalled $12.2 million, also include expenditures for Islands restaurants and one Chart House under construction and for remodels of certain Chart House restaurants.

     In September 1995, the Company closed its Quahogs restaurant in Warwick, Rhode Island pending a review of alternative uses for the restaurant property (which is owned by the Company) and evaluation of its marketability. Quahogs, a sports-bar concept that had been open for just over one year, was shut down because of weak sales.

     The two Chart House restaurants in the U.S. Virgin Islands have suspended operations for an indeterminable period as a result of storm damage from Hurricane Marilyn in September. The Company carries property damage and business interruption insurance, which should adequately cover the financial loss resulting from the hurricane.

     The first principal installment of $3,000,000 under the Company's 10.4% Senior Secured Note will become due in July 1996. Accordingly, the amount has been classified as a current payable on the balance sheet as of September 30, 1995.

     The Company expects to open three additional Islands restaurants in the fourth quarter of 1995. One Chart House restaurant and one Islands are expected to open in the first quarter of 1996. Total capital expenditures for 1995 are projected to be approximately $19.0 million. Management believes that cash flows from operations will be sufficient to fund a portion of the capital expenditures for the planned new restaurants for 1995, the ongoing maintenance and remodeling of existing restaurants, and construction of restaurants which will open in 1996. Borrowings under the revolving credit agreement will meet funding requirements not met by cash flows from operations in 1995.

Seasonality
-----------

     Historically, the Company's business is seasonal in nature with Revenues and Net Income for the second and third quarters being greater than in the first and fourth quarters.

                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.

        Exhibits No. 2.1  (1) Agreement and Plan of Reorganization dated as of
                              July 7, 1995 by and among Clucker's Wood Roasted Chicken, Inc., Paradise Acquisition Corp., Chart House Enterprises, Inc., and Paradise Bakery, Inc., together with exhibits thereto (but excluding the Disclosure Schedule attached thereto).

                          (2) First Amendment dated September 6, 1995 to
                              Agreement and Plan of Reorganization.
                          (3) Second Amendment dated November 2, 1995 to
                              Agreement and Plan of Reorganization.

                 No. 27.1 Financial Data Schedule (required for electronic filing only)

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


                                  CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  November 7, 1995               By: /s/ JOHN M. CREED
                                          ------------------------------
                                          John M. Creed
                                          President, Chief Executive Officer and
                                           Chairman of the Board


                                      By: /s/ HAROLD E. GAUBERT, JR.
                                          ------------------------------
                                          Harold E. Gaubert, Jr.
                                          Vice President, Treasurer and Chief
                                          Financial Officer


                                      By: /s/ JAMES C. WENDLER
                                          ------------------------------
                                          James C. Wendler
                                          Vice President and Chief Accounting
                                          Officer