Form 10-K
period 1995-12-31
CHART HOUSE ENTERPRISES INC
filed 1996-03-29
CIK 820757

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________________to ___________________

                         COMMISSION FILE NUMBER 1-9684

                         CHART HOUSE ENTERPRISES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                                 33-0147725
     (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

        115 SOUTH ACACIA AVENUE
       SOLANA BEACH, CALIFORNIA                            92075
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)


Registrant's telephone number including area code: (619) 755-8281

Securities registered pursuant to Section 12(b) of the Act:

                                                   NAME OF EACH EXCHANGE
           TITLE OF EACH CLASS                      ON WHICH REGISTERED
           -------------------                     ---------------------
Common Stock, par value $.01 per share            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                     None

  INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X    NO
                                         ---      ---
  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S) 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 1996 was $34,989,714.

  The number of shares outstanding of common stock as of March 15, 1996 was 8,238,293.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 7, 1996 are incorporated herein by reference into Part III.

===============================================================================

                                    PART I

ITEM 1. BUSINESS.

  As of December 31, 1995, Chart House Enterprises, Inc. (the "Company") operated 81 restaurants, including 63 Chart Houses, one Peohe's and 17 Islands through its subsidiaries, Chart House, Inc. ("CHI") and Islands Restaurants, Inc. In addition, the Company has exclusive rights to develop and operate Islands restaurants under a license agreement granted by the owners of the Islands concept and manages 15 Islands restaurants owned by the licensor. The Company sold its Paradise Bakery subsidiary in December 1995. In March 1996, the Company signed definitive agreements to sell its Islands restaurant operations. The Company was incorporated in Delaware on July 25, 1985. The Company's principal executive offices are located at 115 South Acacia Avenue, Solana Beach, California 92075, and its telephone number is (619) 755-8281.

  The following discussion describes the Company's restaurant operations.

CHART HOUSE

  Chart House operations commenced in 1961 with the opening of the first Chart House in Aspen, Colorado by a predecessor of the Company. Today, the Company's Chart House restaurant division operates 63 Chart House restaurants located in 21 states, Puerto Rico and the U.S. Virgin Islands. The Chart House restaurant division also operates Peohe's restaurant and Solana Beach Baking Company, both located in California. The Chart House division accounted for about 85% of the Company's revenues for the year ended December 31, 1995.

  Chart House restaurants are full-service, casual dinner houses with a menu featuring fresh fish, seafood, steaks, chicken, prime rib, pasta dishes and as much salad and bread as the customer desires. Many of the Chart House restaurants feature an elaborate salad bar where the customer prepares his or her own salad and some Chart Houses have a seafood bar which offers various appetizers.

  The Company places great emphasis upon the location and exterior and interior design of each Chart House restaurant. Each Chart House is unique and designed to fit within and complement its surroundings. The restaurant buildings are environmentally sensitive and functional in design. Representative exteriors of Chart House restaurants range from the restored 1887 Victorian boathouse on Coronado Island in San Diego Bay to the modern three-tiered glass restaurant in Philadelphia overlooking the Delaware River. With a few exceptions, Chart House restaurants are free-standing buildings with dinner seating capacities ranging from 112 to 388 and an average seating capacity of 180. The restaurant interiors are contemporary in design and decor and are accentuated by contemporary artwork.

  In 1995 the annual sales for Chart House restaurants currently in operation ranged from $946,000 to$6.8 million with an average annual sales per Chart House restaurant of $2.3 million. The average dinner check was approximately $24 per person, excluding alcoholic beverages. Almost all Chart House restaurants accept dinner reservations. The operating hours for Chart House restaurants are typically 5:00 p.m. to 11:00 p.m. on weekdays and 5:00 p.m. to 1:00 a.m. on weekends.

  Alcoholic beverages are available at all Chart House locations. The sale of alcoholic beverages accounted for approximately 22% of the revenues generated by Chart House restaurants during each of the past three years.

  Each Chart House restaurant is managed by one general manager and between one and seven assistant managers, depending on the operating characteristics and size of the restaurant. On average, general managers possess approximately nine years experience with Chart House. The assistant managers generally are required to participate in a comprehensive training program in restaurant management and operations over a four-month period prior to the assumption of their duties. In addition, each general manager is required to comply with an extensive operations manual which contains procedures to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. The general manager and his or her assistants are responsible for training restaurant employees.

  There are 10 Chart House regional managers, each of whom is responsible for five to eight Chart House restaurants in a given area. Each regional manager reports to a vice president of operations. There are two vice presidents of operations, one based in California and one in Connecticut, each of whom reports directly to the President and Chief Operating Officer of the Company. The duties of the vice presidents of operations include supervising and assisting the managerial and staff employees of all Chart House restaurants.

 Peohe's

  The Company opened its Peohe's restaurant in January 1988 in Coronado, California overlooking San Diego Bay and the San Diego city skyline. Although similar to the Company's Chart House restaurants in many respects, Peohe's opened under a different name in part to minimize confusion and competition with nearby Chart House restaurants and also to provide Chart House management a suitable vehicle for experimentation and development of different menu items, restaurant design and operating concepts. Peohe's has a more extensive and higher priced menu, higher level of service and greater variety of cooking techniques than the typical Chart House restaurant. Peohe's is operated by the Chart House restaurant division.

 Solana Beach Baking Company

  Chart House operates a wholesale bakery in a leased facility located in Carlsbad, California under the trade name "Solana Beach Baking Company." The wholesale bakery supplies bread and other baked goods to Chart House restaurants and also supplies muffins, croissants and other bakery products to several hotels, food service distributors and other third party accounts. In late-1994, the wholesale bakery began supplying cookies, cinnamon rolls and other baked goods to Starbucks retail coffee outlets throughout Southern California.

 Quahogs

  In September 1995, the Company closed its Quahogs restaurant in Warwick, Rhode Island because of weak sales. The restaurant property, which is owned by the Company, is currently being held for disposal. Quahogs was a sports-bar concept that had been open for just over one year.

 Site Development

  The cost of opening a Chart House restaurant varies significantly from restaurant to restaurant, depending upon, among other things, the location of the site and whether the land, building, furniture, fixtures and equipment are purchased or leased. For example, the Alexandria, Virginia restaurant, a building which was constructed in 1990 on leased land, required total capital expenditures of approximately $4.8 million, while the Longboat Key, Florida restaurant, which involved construction of leasehold improvements to an existing structure in 1989, required total capital expenditures of approximately $955,000. Capital expenditures for the new Chart House in Newport, Kentucky, which is being constructed on leased land and is scheduled to open in April 1996, are expected to total about $2.5 million.

  While identifying and developing restaurant sites, particular emphasis is placed on a potential site's physical location, with a preference for locations near water and within major metropolitan areas. Sales and profit projections are then prepared to determine whether the proposed restaurant will provide a targeted return on investment. The Company accords great importance to the selection of and coordination with the architect to ensure that the proposed restaurant structure fits the Chart House restaurant image. Where a new free-standing building is required to be built, up to 2 1/2 years may elapse from site selection to restaurant opening. However, where the Company is able to locate a suitable restaurant for conversion to a Chart House, the development period is generally six to 12 months.

 Strategic Plan

  Over the past few years, the Company had scaled back development of new Chart House restaurants, in large part due to the redirection of expansion efforts and capital to the development of Islands restaurants. In the fourth quarter of 1995, the Company adopted a new strategic plan to improve shareholder value by refocusing on its core business-- Chart House restaurants. The key elements of the plan are as follows:

 . Sell Paradise Bakery and Islands (see below), narrowing the Company's focus to the remaining Chart House restaurant operations and Solana Beach Baking Company.

 . Add new tastes to the Chart House menu through a food development program that responds to changing customer preferences and provides new lower-priced entree choices in addition to the existing core menu items.

 . Modernize and revitalize existing Chart House restaurants through concept, decor and equipment enhancements and selected restaurant remodels.

 . Implement an expanded marketing program emphasizing local-based direct marketing and promotion efforts and use of the Aloha Club member data base.

 . Expand the Chart House base at a moderate pace beginning with the completion of the Newport, Kentucky (across the Ohio River from Cincinnati,
   Ohio) restaurant in mid-1996 and developing at least one restaurant per year thereafter.

 . Dispose of selected Chart House restaurants that do not meet the Company's performance criteria.

 . Reorganize the management team, reduce overhead and implement succession planning.

  In connection with the adoption of the strategic plan, the Company in 1995 decided to dispose of certain underperforming restaurants and restaurants properties, resulting in charges to income of approximately $4.4 million. See
Note 2 of the Notes to Consolidated Financial Statements as of December 31, 1995 for information with respect to the restructuring charges.

ISLANDS

  In November 1991, the Company entered into an Area Development and License Agreement with Seneca Partners, Inc. (formerly known as Islands Restaurants ("Seneca")), a company based in Costa Mesa, California, granting the Company the exclusive right to develop and operate "Islands" restaurants in designated metropolitan areas in accordance with a development schedule. In 1992 and again in early 1993, the Area Development and License Agreement was amended to modify the development schedule and the designated metropolitan areas.

  In December 1993, the Area Development and License Agreement was amended and restated to provide the Company's subsidiary, Islands Restaurants, Inc. (formerly Big Wave, Inc. ("Islands")), as licensee, exclusive worldwide rights to develop and operate Islands restaurants, including rights to sub-license or franchise the concept. The Company paid $4,000,000 to Seneca for the expanded territorial rights and will pay a continuing monthly license fee of 2% of the gross sales of Islands restaurants operated under the license. The restated license agreement, which has a term of 40 years and may be extended for an additional 25 years, requires Islands to open a minimum of 100 restaurants at a rate of five restaurants per year.

  Concurrent with signing the restated license agreement, Islands and Seneca also signed a long-term management agreement under which Islands, effective January 1994, began managing 15 Islands restaurants previously managed by Seneca as general partner of the limited partnership (Islands Restaurants, L.P.) which owns the restaurants. Islands is entitled to receive a management fee of 5% of the gross sales of the 15 restaurants, plus reimbursement for certain accounting and administrative services provided to the limited partnership.

  On March 18, 1996, the Company signed definitive agreements for the sale of a 75% interest in its Islands restaurant operations to two affiliated partnerships of Islands Restaurants, L.P. for a total price of $23 million in notes. The notes bear interest at a rate of 9% and are secured by restaurant assets. The Company will retain a 25% interest as a limited partner in both of the partnerships.

  As part of the transaction, the existing area development agreement and management agreement will terminate, thereby relieving the Company of its obligation to continue developing five Islands restaurants each year, and reverting the license and development rights back to Islands Restaurants, L.P., which will also reassume responsibility for managing its 15 Islands restaurants in the Los Angeles and Dallas markets as well as the new restaurants to be acquired from the Company.

  The closing of the transaction is subject to several conditions, including obtaining consents of landlords, liquor licensing authorities and other third parties. The closing is scheduled at the end of April 1996, but there can be no assurance that the closing will occur.

  Islands restaurants are mid-priced, "gourmet" burger restaurants which also offer chicken sandwiches, soft tacos, salads and unique exotic beverages. The restaurants follow a tropical theme, which is enhanced by indoor palms, open atriums, decorative birds, colorful tile and photo art. There are presently 17 Company-owned Islands restaurants, located in Southeast Florida, San Diego County, California and the Phoenix, Arizona area, and 15 Islands, operated under the management agreement, located in Los Angeles and Orange Counties, California, and in the Dallas, Texas area. Average annual sales for Islands restaurants were $1.8 million for 1995, with a check average of approximately $7.50.

  The Company opened seven Islands restaurants in 1995, four in California, two in Florida and one in Arizona. One new Islands is scheduled to open in April 1996 in Arizona.

PARADISE BAKERY DISPOSITION

  Effective December 31, 1995, the Company completed the sale of all of the outstanding common stock of its wholly owned subsidiary, Paradise Bakery, Inc., to Java Centrale, Inc., a publicly-traded company headquartered in Sacramento, California. The total sale price was $6,725,000, consisting of $5,375,000 cash proceeds and a $1,350,000 note. The note bears interest at a rate of 10% and matures in 1998.

PROCUREMENT OF FOOD AND SUPPLIES

  The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. Chart House restaurants have purchased virtually all of the meat and frozen seafood used in the restaurants on a national basis from one distributor for the past 26 years. Management believes that adequate alternative sources of supply are readily available.

EMPLOYEES AND LABOR RELATIONS

  As of December 31, 1995, the Company employed approximately 6,600 persons, of whom approximately 6,140 were hourly restaurant or clerical employees and approximately 460 were salaried, managerial employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations to be good.

COMPETITION

  In general, the restaurant business is highly competitive and can be affected by competition created by similar restaurants in a geographic area, changes in the public's eating habits and preferences and local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key competitive factors in the industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant locations, price and attractiveness of facilities. The Company's strategy is to differentiate itself from its competitors by providing consistently high quality products, and efficient and friendly service in a unique setting.

MARKETING

  The Company has developed an extensive, coordinated marketing communications program. Prior to 1993, the Chart House division had not utilized any significant advertising other than yellow pages and selected local print advertising and limited test marketing programs in 1991 and 1992. The 1993 program developed for Chart House consisted of a national print media brand awareness campaign, and the implementation of the Aloha Club, a frequent diner program, in October 1993. Efforts in 1995 were devoted to supporting the Aloha Club, which has a current enrollment of 300,000 members. The Islands division uses media advertising and local promotions to a limited extent.

GOVERNMENT REGULATION

  Each of the Company's restaurants is subject to various federal, state and local laws, regulations and administrative practices affecting its business and must comply with provisions regulating health and sanitation standards, equal employment, public accommodations for disabled patrons, minimum wages, worker safety and compensation and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining required liquor licenses, or other required licenses or approvals, could delay or prevent the opening of new restaurants or adversely affect the operations of existing restaurants.

  Federal and state environmental regulations have not had a material effect on the Company's operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and add to their cost.

  The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of the Company's food service personnel are paid at rates related to federal and state minimum wage requirements and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost. There can be no assurance that future legislation covering, among other matters, mandated health insurance, will not be enacted which could have a significant effect on the Company.

  The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

TRADEMARKS AND SERVICE MARKS

  The "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. The "Peohe's" logo and trademark were registered with the USPTO in 1988. Applications to register the "Aloha Club" trademark and logo are pending with the USPTO.

  The "Chart House" trademark and logo are licensed by the Company to the operator of one Chart House restaurant located in Honolulu, Hawaii.

  In November 1991, the Company acquired from Seneca a license to develop and operate restaurants under the name "Islands." See "Islands."

EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information about the executive officers of the Company. Unless otherwise indicated, all positions are with Chart House Enterprises, Inc.

NAME                                  AGE        POSITIONS WITH THE COMPANY
----                                  ---        --------------------------
John M. Creed........................  59 Chairman of the Board and Chief
                                           Executive Officer
Harry F. Roberts.....................  53 President and Chief Operating Officer
William R. Kuntz, Jr. ...............  46 Executive Vice President, General
                                           Counsel and Secretary
Harold E. Gaubert, Jr. ..............  46 Vice President, Treasurer and Chief
                                           Financial Officer
Douglas E. Kollus....................  46 Vice President of the Company and
                                           President and Chief Operating Officer
                                           of Islands

  Executive officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

  John M. Creed became Chief Executive Officer in February 1996 after having served as President and Chief Executive Officer since November 1985. He has been a director of the Company since November 1985 and was named Chairman of the Board in August 1987. Mr. Creed has been with the Chart House restaurant organization, or a parent company thereof, continuously for the past 28 years.

  Harry F. Roberts joined the Company as President and Chief Operating Officer in February 1996. He has been a director of the Company since 1993. He was Vice President of Starbucks Coffee Company from July 1993 to January 1996. From 1990 to July 1993, Mr. Roberts was President and Chief Executive Officer of EvansGroup Portland, which is part of the EvansGroup multi-state marketing communications network.

  William R. Kuntz, Jr. became Executive Vice President, General Counsel and Secretary in February 1996. He joined the Company as Vice President, General Counsel and Secretary in June 1988. Mr. Kuntz was previously a partner in the Los Angeles and San Diego offices of Morgan, Lewis & Bockius, a national law firm.

  Harold E. Gaubert, Jr. has been Vice President, Treasurer and Chief Financial Officer of the Company since November 1985. He has been a member of the American Institute of Certified Public Accountants since 1974. Mr. Gaubert has been with the Chart House restaurant organization, or a parent company thereof, continuously for the past 20 years.

  Douglas E. Kollus has been a Vice President of the Company since February 1992 and became President and Chief Operating Officer of Islands in January 1994. He was Executive Vice President--Operations of Islands from February 1993 to January 1994. Mr. Kollus was President and Chief Operating Officer of Mangos Restaurants, Inc. from May 1992 to February 1993 and was President and Chief Operating Officer of Paradise Bakery, Inc., from December 1988 to May 1992. Mr. Kollus has been with the Chart House organization for the past 22 years.

ITEM 2. PROPERTIES.

  A majority of the restaurant properties used by the Company are leased from others. The following table sets forth the number of restaurants owned, leased and operated pursuant to ground leases and the average remaining lease term (including renewal options) in years as of December 31, 1995. The table does not include owned properties or leases under which the Company was not engaged in restaurant operations at year end.

                                                                        AVERAGE
                                                                       REMAINING
                                                        GROUND           LEASE
                                       OWNED LEASED(1) LEASES(2) TOTAL  TERM(3)
                                       ----- --------- --------- ----- ---------
   Chart House and Peohe's............   12      35        16      63      26
   Islands............................   --       3        14      17      28
                                        ---     ---       ---     ---
    Total.............................   12      38        30      80
                                        ===     ===       ===     ===

--------
(1) The Company leases restaurant properties (a) pursuant to standard lease or sublease arrangements and (b) under "build-to-suit" arrangements pursuant to which the landowner/landlord builds a restaurant to the Company's specifications. Each restaurant property is owned by the landowner/landlord and at the expiration or termination of the lease term, the Company will have no interest in the restaurant or any other material improvements constructed on the real property.
(2) Under ground lease arrangements, the Company, as tenant, leases undeveloped real property and is responsible for constructing all or substantially all improvements on the real property. In a typical ground lease, the improvements constructed by the Company are owned by the Company and the landowner/landlord has no interest in the improvements constructed by the Company until the expiration or termination of the lease, at which time the improvements become the property of the landowner/landlord.
(3) Includes renewal options.

  The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. Most leases contain a provision for a rental equal to the greater of a fixed minimum amount or a percentage of restaurant sales at the leased premises.

  Substantially all of the owned Chart House restaurants and certain of the leased Chart House restaurants are subject to mortgages in favor of certain lenders. See Note 6 of the Notes to Consolidated Financial Statements as of December 31, 1995 for information with respect to security agreements and obligations under mortgages.

  The Company operates one Chart House restaurant under a management agreement with the owner of the property. The restaurant, located in Weehawken, New Jersey, covers approximately 22,000 square feet.

  Solana Beach Baking Company leases approximately 13,000 square feet of space in a building in Carlsbad, California for use as a wholesale bakery. The initial term of the lease expires in 1998 and there is an option for an additional five year term.

  The Company's principal executive offices occupy approximately 20,400 square feet of office space in a building located in Solana Beach, California, which is owned and used by the Company.

ITEM 3. LEGAL PROCEEDINGS.

  Management of the Company believes that there are no material legal proceedings pending or threatened to which the Company is or may be a party or to which any of its property is subject. The Company is involved in various lawsuits incidental to its business. Management does not believe that the outcome of such litigation will have a material adverse effect upon the consolidated operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The information appearing under the caption "Common Stock Information" on page 25 of the Company's Annual Report to Stockholders for the year ended December 31, 1995 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the Company and its subsidiaries on page 14 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 11, 12 and 13 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS.

  The consolidated financial statements of the Company and its subsidiaries, listed under Item 14, appear on pages 15 through 24 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors. The information appearing under the caption "Election of Directors" on pages 3, 4 and 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 7, 1996 (the "Proxy Statement") is incorporated herein by reference.

  Executive Officers. The information with respect to executive officers appearing under the caption "Executive Officers of the Company" is included in
Item 1 of this Annual Report on Form 10-K on page 6 and is incorporated herein by reference pursuant to general instruction G and instruction 3 to Item 401(b) of Regulation S-K.

  Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Security Ownership of Management--Compliance with Section 16(a) of the Exchange Act" on page 13 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information appearing under the caption "Executive Compensation" commencing on page 6 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information appearing under the captions "Principal Stockholders" on page 2 and "Security Ownership of Management" on page 12 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements:

    Included in Part II of this report are the following financial statements incorporated herein by reference to the following pages of the Annual Report.

                                                                           PAGE
                                                                           -----
   Consolidated Balance Sheets as of December 31, 1995 and 1994..........     15
   Consolidated Statements of Income for the years ended December 31,
    1995, 1994 and 1993..................................................     16
   Consolidated Statements of Stockholders' Equity for the years ended
    December 31, 1995, 1994 and 1993.....................................     16
   Consolidated Statements of Cash Flows for the years ended December 31,
    1995, 1994 and 1993..................................................     17
   Notes to Consolidated Financial Statements............................  18-23
   Report of Independent Public Accountants..............................     24

   (2) Financial Statement Schedules:

  All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

   (3) Exhibits:

      3.1(1) Restated Certificate of Incorporation of the Company, as
             amended.(1)
         (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company.(2)
      3.2    Amended and Restated Bylaws of the Company.(1)
      4.1    Specimen Common Stock Certificate.(2)
      4.2    Section 203 of the Delaware General Corporation Law.(2)
     10.1(1) Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 17, 1993 by and among CHI, as borrower, the Company, Big Wave, Inc., and Paradise Bakery, Inc., as guarantors, and The First National Bank of Boston ("FNBB") and
              Sanwa Bank California ("Sanwa"), as lenders, together with Restated Revolving Credit Notes dated December 17, 1993.(7)
         (2) First Amendment dated September 30, 1994 to Amended and Restated
              Revolving Credit and Term Loan Agreement.(8)
         (3) Second Amendment dated April 24, 1995 to Amended and Restated
              Revolving Credit and Term Loan Agreement.
         (4) Third Amendment dated June 14, 1995 to Amended and Restated
              Revolving Credit and Term Loan Agreement.
         (5) Fourth Amendment dated August 25, 1995 to Amended and Restated
              Revolving Credit and Term Loan Agreement.
     10.2(1) Amended and Restated Security and Inter-Creditor Agreement dated as of December 17, 1993 by and among CHI, as debtor, and FNBB, as security agent for itself, Sanwa and Metropolitan Life Insurance
              Company ("Metropolitan"), as secured parties.(7)
     10.2(2) Amended and Restated Pledge Agreement dated as of December 17,
              1993 by and among CHI, as pledgor, and FNBB, as pledgee on behalf of itself, Sanwa and Metropolitan.(7)

      10.2(3)    Amended and Restated Notice of Security Interest in Trademarks
                  dated December 17, 1993 by CHI in favor of FNBB, as security agent for itself, Sanwa and Metropolitan.(7)
      10.2(4)    Amended and Restated Pledge Agreement dated as of December 17,
                  1993 by and among the Company, as pledgor, and FNBB, as
                  pledgee on behalf of itself, Sanwa and Metropolitan.(7)
      10.2(5)    Security and Inter-Creditor Agreement dated as of December 17,
                  1993 by and among Big Wave, Inc., as debtor, and FNBB, as
                  security agent for itself, Sanwa and Metropolitan, as secured parties.(7)
      10.3       Amended and Restated Note Purchase and Guarantee Agreement
                  dated as of December 30, 1993 by and among CHI, as note
                  issuer, the Company, Big Wave, Inc., and Paradise Bakery,
                  Inc., as guarantors, and Metropolitan, as note purchaser,
                  with respect to CHI's 10.40% Senior Secured Notes Due
                  2000.(7)
      10.4       Note Purchase and Guarantee Agreement dated as of December 30,
                  1993 by and among CHI, as note issuer, the Company, Big Wave,
                  Inc., and Paradise Bakery, Inc., as guarantors, and
                  Metropolitan, as note purchaser, with respect to CHI's 6.69%
                  Senior Secured Notes Due 2001.(7)
      10.5(1)    Registration Rights Agreement dated November 27, 1985 among the Company and its stockholders.(1)
          (2)    First Amendment to Registration Rights Agreement dated as of
                  April 28, 1986.(1)
          (3)    Second Amendment to Registration Rights Agreement dated as of
                  April 21, 1987.(1)
          (4)    Third Amendment to Registration Rights Agreement dated as of
                  September 6, 1989.(3)
       10.6      [Intentionally Omitted]
      10.7       [Intentionally Omitted]
      10.8       Marks Licensing Agreement and Settlement Agreement, each dated as of June 30,
                  1987 between CHI and Cabell Enterprises, Inc.(1)
      10.9       Compensatory Plans, Contracts and Agreements:
          (1)    1985 Incentive Stock Option Plan of the Company, as
                  amended.(1)
          (2)(a) 1989 Non-Qualified Stock Option Plan of the Company.(2)
             (b) Form of 1989 Non-Qualified Stock Option Plan Agreement.(2)
          (3)(a) 1992 Stock Option Plan.(5)
             (b) Form of 1992 Stock Option Plan Agreement.(5)
          (4)    Non-Qualified Stock Option Agreement dated as of June 1, 1988 between the Company
                  and William R. Kuntz, Jr.(2)
          (5)(a) Chart House Enterprises, Inc. 401(k) Plan, effective January
                  1, 1987, as amended and
                  restated.(2)
             (b) Amendment to Chart House Enterprises, Inc. 401(k) Plan dated
                  July 25, 1991.(6)
             (c) Second Amendment to Chart House Enterprises, Inc. 401(k) Plan
                  dated July 1,
                  1992.(6)
             (d) Trust Agreement between Shearson Lehman Trust Company and the
                  Company,
                  effective as of June 24, 1993.(7)
          (6)    Executive Benefit and Wealth Accumulation Plan of the Company,
                  effective January 27,
                  1986.(1)
          (7)    Chart House Enterprises, Inc. Incentive Compensation Plan,
                  effective January 1,
                  1993.(6)
     10.10(1)    Warrant Agreement dated as of September 6, 1989 between the
                  Company and FBMIP,
                  together with form of Warrant.(3)

          (2)   Registration Rights Agreement dated as of September 6, 1989 between the Company and FBMIP.(3)
     10.11(a)   Stock Purchase Agreement dated as of December 30, 1988 by and among Luther's
                 Acquisition Corporation, CHI and Luther's Bar-B-Que, Inc.(2)
          (b)   Registration Rights Agreement dated as of December 30, 1988 between Luther's
                 Acquisition Corporation and certain shareholders, including CHI.(2)
          (c)   Shareholders' Agreement dated as of December 30, 1988 by and among Luther's
                 Acquisition Corporation and certain shareholders, including CHI.(2)
     10.12      Amended and Restated Area Development and License Agreement dated as of
                 December 16, 1993 by and between Islands Restaurants and Big Wave, Inc.(7)
       10.13    Management Agreement dated as of December 16, 1993 by and between Islands
                 Restaurants and Big Wave, Inc.(7)
     10.14      Management Agreement dated as of February 14, 1994 by and between North Pier
                 Associates and CHI.(8)
     10.15(1)   Asset Purchase Agreement dated December 20, 1994 among Cork 'N Cleaver, Inc.,
                 Seward's Folly, Inc., and Walter Seward.(8)
          (2)   Asset Purchase Agreement dated December 20, 1994 among Cork 'N Cleaver of
                 Kalamazoo, Inc., Seward's Folly Michigan, Inc. and Walter Seward.(8)
          (3)   Management Agreement dated as of December 20, 1994 between Cork 'N Cleaver of Kalamazoo, Inc., Seward's Folly Michigan, Inc. and Walter Seward.(8)
     10.16(1)   Agreement dated as of June 1, 1995 by and between the Edward Fineman Company, Inc.
                 and CHI.
          (2)   Agreement dated as of June 1, 1995 by and between the Edward Fineman Company, Inc.
                 and Islands Restaurants, Inc.
     10.17      Stock Purchase Agreement dated as of December 14, 1995 by and among Java Centrale,
                 Inc., Chart House Enterprises, Inc. and Paradise Bakery, Inc.(9)
     13.        Annual Report to Stockholders for the year ended December 31, 1995.
     21.        Subsidiaries of the Company.
     23.        Consent of Arthur Andersen LLP, Independent Public Accountants.
     27.        Financial Data Schedule (required for electronic filing only).

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
(3) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1989.
(4) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1990.
(5) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.
(6) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1992.
(7) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.
(8) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.
(9) Filed as an exhibit to Form 8-K dated January 12, 1996, for the event reported as of December 31, 1995.

  (b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the fourth quarter of the fiscal year covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHART HOUSE ENTERPRISES, INC.

Date: March 29, 1996
                                          By           JOHN M. CREED
                                          -------------------------------------
                                                       John M. Creed
                                              Chairman of the Board and Chief
                                                     Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                 NAME                                    TITLE                          DATE
                 ----                                    -----                          ----
                                                  Chairman of the Board and
                                                   Chief Executive Officer
           JOHN M. CREED                             (Principal Executive
----------------------------------------               Officer); Director           March 29, 1996
             John M. Creed


           HARRY F. ROBERTS                       President and Chief Operating
----------------------------------------               Officer; Director            March 29, 1996
           Harry F. Roberts

                                                  Vice President, Treasurer and
         HAROLD E. GAUBERT, JR.                     Chief Financial Officer
----------------------------------------          (Principal Financial Officer)     March 29, 1996
        Harold E. Gaubert, Jr.

                                                         Vice President and
                                                      Chief Accounting Officer
           JAMES C. WENDLER                            (Principal Accounting
----------------------------------------                      Officer)              March 29, 1996
           James C. Wendler


        WILLIAM M. DIEFENDERFER
----------------------------------------                    Director                March 29, 1996
        William M. Diefenderfer


           WILLIAM E. MAYER
----------------------------------------                    Director                March 29, 1996
           William E. Mayer


           ALAN S. McDOWELL
----------------------------------------                    Director                March 29, 1996
           Alan S. McDowell


            ARTHUR J. NAGLE
----------------------------------------                    Director                March 29, 1996
            Arthur J. Nagle


            PATRICK W. ROSE
----------------------------------------                    Director                March 29, 1996
            Patrick W. Rose
