Form 10-Q
period 1996-04-01
CHART HOUSE ENTERPRISES INC
filed 1996-05-15
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended  April 1, 1996
                                                   -------------

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from _________ to ________

             Commission File Number  1-9684
                                     ______


                         CHART HOUSE ENTERPRISES, INC.
- -----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                    33-0147725
- -------------------------------                       -------------------
(State of other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)


          115 South Acacia Avenue, Solana Beach, California 92075-1803
- -----------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                 (619)755-8281
- -------------------------------------------------------------------------------
              (registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                          Yes   X       No
                              ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1996:

                Common Stock ($.01 par value) -   8,238,293
                                                -----------

                         PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                            April 1,     December 31,
                                              1996           1995
                                           -----------   ------------
ASSETS                                     (Unaudited)
Current Assets:
  Cash                                       $    238        $    245
  Accounts Receivable                           3,581           3,973
  Inventories                                   3,650           3,900
  Prepaid Expenses and Other Current            1,360           1,592
                                           -----------   ------------

            Total Current Assets                8,829           9,710
                                           -----------   ------------

Property and Equipment, at Cost:
  Land                                          7,655           7,655
  Buildings                                    28,031          27,871
  Equipment                                    46,919          46,376
  Leasehold Interests & Improvements           85,673          85,225
  Construction in Progress                      5,839           3,813
                                           -----------   ------------

                                              174,117         170,940
Less:  Accumulated Depreciation and
       Amortization                            54,860          52,924
                                           -----------   ------------

            Net Property & Equipment          119,267         118,016
                                           -----------   ------------

Leased Property under Capital Leases,
 Less Accumulated Amortization of $4,179
 in 1996 and $4,051 in 1995                     4,328           4,456
                                           -----------   ------------


Other Assets and Goodwill, Net                 21,031          21,264
                                           -----------   ------------

                                             $153,455        $153,446
                                           ===========   ============

The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                             April 1,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY           1996           1995
                                           -----------    -----------
                                           (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Debt          $  6,000        $  3,000
  Current Portion of Lease Obligations            389             401
  Accounts Payable                              3,444           4,240
  Accrued Liabilities                          13,323          12,941
                                             --------        --------

            Total Current Liabilities          23,156          20,582
                                             --------        --------

Long-Term Debt                                 44,400          46,274
                                             --------        --------

Long-Term Obligations under Capital             5,321           5,420
 Leases                                      --------        --------

Deferred Income Taxes                           4,518           4,518
                                             --------        --------

Stockholders' Equity:
Preferred Stock, $1.00 par value,
 authorized 10,000,000 shares;
 none outstanding                                 ---             ---

Common Stock, $.01 par value,
 authorized 30,000,000 shares;
 8,238,293 shares outstanding
 in 1996 and 8,216,123 in 1995                     82              82
Additional Paid-In Capital                     42,105          42,067
Retained Earnings                              33,873          34,503
                                             --------        --------

            Total Stockholders' Equity         76,060          76,652
                                             --------        --------

                                             $153,455        $153,446
                                             ========        ========



The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                              Thirteen Weeks     Three Months
                                              Ended April 1,    Ended March 31,
                                                    1996              1995
                                              ---------------   ---------------
Revenues                                          $43,246            $42,772
                                                  -------            -------

Operating Expenses:
  Cost of Sales                                    12,552             12,406
  Payroll and Related Taxes                        12,432             11,414
  Other Operating Costs                            10,696             10,034
  Depreciation and Amortization                     2,705              2,593
                                                  -------            -------

            Total Operating Expenses               38,385             36,447
                                                  -------            -------

Income from Restaurant Operations                   4,861              6,325
Selling, General and Administrative                 4,593              3,820
 Expenses
Interest Expense, Net                               1,142              1,217
                                                  -------            -------

Income (Loss) Before Income Taxes                    (874)             1,288
Provision (Benefit) for Income Taxes                 (244)               400
                                                  -------            -------

Net Income (Loss)                                 $  (630)           $   888
                                                  =======            =======


Net Income (Loss) Per Common Share                  $(.08)              $.11
                                                  =======            =======

Weighted Average Shares Outstanding                 8,264              8,283
                                                  =======            =======


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                     Thirteen Weeks      Three Months
                                                                     Ended April 1,    Ended March 31,
                                                                          1996               1995
                                                                   ---------------   ----------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                    $  (630)           $   888
Adjustments to Reconcile Net Income (Loss) to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                        2,705              2,593
  Deferred Income Taxes                                                    -                 20
  Loss on Disposition of Assets                                           29                 86
  Change in Net Current Liabilities                                      460                268
                                                                     -------            -------

         Cash Provided by Operating Activities                         2,564              3,855
                                                                     -------            -------
Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                              (3,734)            (3,539)
 Reductions of Other Assets and Goodwill                                  99                 16
 Proceeds from Disposition of Assets                                      11                  1
 Payments Received on Notes                                                -                 33
                                                                     -------            -------

         Cash Used in Investing Activities                            (3,624)            (3,489)
                                                                     -------            -------

Cash Flows from Financing Activities:
 Principal Payments of Long-Term Obligations under
  Capital Leases                                                        (111)              (192)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                            1,126               (200)
 Proceeds from Common Stock Issuance                                      38                 18
                                                                     -------            -------

         Cash Provided by (Used in) Financing Activities               1,053               (374)
                                                                     -------            -------

Decrease in Cash                                                          (7)                (8)
Cash, Beginning of Period                                                245                245
                                                                     -------            -------

Cash, End of Period                                                  $   238            $   237
                                                                     =======            =======


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                Thirteen Weeks      Three Months
                                                                 Ended April 1,    Ended March 31,
                                                                     1996               1995
                                                               ---------------   ----------------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                                  $  392            $ 1,899
  Decrease in Inventories                                             250                  4
  Decrease in Prepaid Expenses and Other
   Current Assets                                                     232                 65
  Decrease in Accounts Payable                                       (796)            (1,356)
  Increase (Decrease) in Accrued Liabilities                          382               (344)
                                                               ---------------   ----------------

         Change in Net Current Liabilities                         $  460            $   268
                                                               ================   ================

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                             $1,694            $ 1,673
  Income Taxes (Net of Refunds)                                    $ (289)           $   116


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 1, 1996
                                  (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the first quarter periods ended April 1, 1996 and March 31, 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-
Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     In 1996, the Company switched from a calendar-based fiscal year to a 52/53-week fiscal year. This reporting method is favored by many companies in the restaurant and retail industries and will improve future year-to-year comparisons of operating results. The new fiscal year consists of four equal 13-week quarterly periods ending on the Monday nearest to the calendar quarter end. In 1996, the fiscal quarter end dates are April 1, July 1, September 30 and December 30. The Company does not anticipate that this change will have a material effect on reported results for the year. However, the fourth fiscal quarter of 1996 may be slightly impacted, as the day of December 31, which historically is the highest sales day for the Chart House restaurants, will fall into the first fiscal quarter of 1997.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     Certain balances and amounts for 1995 have been reclassified to conform to the 1996 presentation.

(2)  NET INCOME PER COMMON SHARE

     Per share calculations are based on the weighted average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Fully diluted earnings per share equals primary earnings per share for all periods presented.

(3)  STOCKHOLDERS' EQUITY

     In the first quarter of 1996, employees of the Company exercised stock options to purchase an aggregate of 17,170 shares of common stock under the Company's 1985 Incentive Stock Option Plan at a purchase price of $1.54 per share and 5,000 shares of common stock under a separate option grant at a price of $2.31 per share.

(4)  SALE OF SUBSIDIARY

     On March 18, 1996, the Company signed definitive agreements for the sale of a 75% interest in its Islands restaurant operations to two affiliates of Islands Restaurants, L.P., the owner/licensor of the Islands concept, for a total sale price of $23.0 million in notes. The notes bear interest at a rate of 9% and are payable in equal monthly amounts of principal and interest over a 20-year amortization period, with the remaining principal balances due at the end of 15 years. The Company will retain a 25% interest as a limited partner in both of the new entities.

     The consummation of the transaction is subject to obtaining consents and satisfying certain closing conditions. The anticipated date of closing is in May 1996. The Company does not expect to recognize any material gain or loss as a result of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------

     The following is a comparative discussion of the results of operations for the first quarter periods ended April 1, 1996 and March 31, 1995. The results of operations for the first quarter of 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 1996. The dollar amounts in the table below are in thousands.

                                   Thirteen Weeks Ended         Three Months Ended
                                      April 1, 1996              March 31, 1995
                                  --------------------        --------------------
                                  Dollars     Percent         Dollars      Percent
                                  -------     --------        --------     -------
                                                     (Unaudited)

Revenues                           43,246       100.0           42,772       100.0
                                   ------       ------          ------       -----
Operating Expenses:
 Cost of Sales                     12,552        29.0           12,406        29.0
 Payroll and Related Taxes         12,432        28.7           11,414        26.7
 Other Operating Costs             10,696        24.8           10,034        23.4
 Depreciation and
  Amortization                      2,705         6.3            2,593         6.1
                                   ------       ------          ------       -----

         Total Operating
          Expenses                 38,385        88.8           36,447        85.2
                                   ------       ------          ------       -----
Income from Restaurant
 Operations                         4,861        11.2            6,325        14.8
Selling, General and
 Administrative
 Expenses                           4,593        10.6            3,820         8.9
Interest Expense                    1,142         2.6            1,217         2.9
                                   ------       ------          ------        -----
Income (Loss) Before Income
 Taxes                               (874)       (2.0)           1,288         3.0
Provision (Benefit) for
 Income Taxes                        (244)        (.5)             400          .9
                                   ------       ------          ------        -----
Net Income (Loss)                    (630)       (1.5)             888         2.1
                                   ======       ======          ======        =====


     Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to Revenues. Accordingly, the discussion below follows this approach.

     Revenues for the first quarter increased by $474,000 from $42,772,000 in 1995 to $43,246,000 in 1996. Newly-opened Islands restaurants accounted for an increase in Revenues of $2,748,000. Also, 1996 first quarter Revenues increased by approximately $800,000 because the quarter had two additional days - one for leap year and one resulting from the quarter-end cutoff under the Company's new 52/53-week fiscal year reporting change. The sale of Paradise Bakery in December 1995 and the closure of certain restaurants in the Chart House division accounted for decreases in Revenues of $1,091,000 and $923,000, respectively.
In addition, comparable sales (sales at restaurants open the entire quarter of both years), decreased by approximately $1,200,000, or 3%, due primarily to decreases in customer counts at

Chart House and Islands restaurants. Winter weather conditions in the Northeast and Northwest during the first quarter had a significant negative effect on sales. In addition, management believes that the effects of competition in the restaurant sector and general sluggish retail conditions have negatively impacted sales over the last two fiscal quarters.

     Restaurant operating margins (Income from Restaurant Operations as a percentage of Revenues) decreased to 11.2% for the first quarter of 1996 from 14.8% for the first quarter of 1995. Generally, weaker restaurant sales in the first quarter of 1996 placed pressure on restaurant operating margins. Cost of Sales as a percentage of Revenues remained constant in 1996 as the favorable impact at Chart House restaurants of lower commodity prices offset product mix changes to menu items with slightly higher percentage foods costs. Payroll and Related Taxes increased as a percentage of Revenues partly due to the overall weakness in sales. In addition, the introduction of new menu items at Chart House restaurants has resulted in higher hourly labor costs. Other Operating Costs increased as a percentage of Revenues due largely to the weakness in sales combined with the relatively fixed nature of many of the expenses, especially at Islands restaurants, which have had higher occupancy and other operating costs as a percentage of Revenues. Also, the Company increased the allocation of advertising and promotional-related expenses to the Chart House restaurants equivalent to approximately .7% of sales over the prior year first quarter. Depreciation and Amortization did not change significantly over the prior year period.

     Selling, General and Administrative Expenses increased by $773,000 over the 1995 first quarter, and as a percentage of Revenues increased from 8.9% in 1995 to 10.6% in 1996. The increase is primarily the result of special charges recorded in the first quarter of 1996 totalling $710,000. These charges consisted of a two-year severance and consulting arrangement with the Company's former chief executive officer in the amount of $600,000 and an employment bonus of $110,000 paid to the new chief executive officer of the Company. In addition, the Company increased expenditures for product development and marketing in connection with the implementation of the Chart House revitalization plan. These increases were partially offset by the effect of reduced administrative payroll and other costs.

     Interest Expense decreased by $75,000 from the prior year first quarter. The decrease is due to reduced revolving credit borrowings (the result of cash proceeds received from the sale of Paradise Bakery, Inc. in December 1995) and from lower prevailing interest rates under the revolving credit agreement in 1996.

     The Provision, or Benefit, for Income Taxes reflects an effective rate of 28% and 31% for the first quarter of 1996 and 1995, respectively.

     As a result of the foregoing, Net Income decreased by $1,518,000 from $888,000 for the first quarter of 1995, to a net loss of $630,000 for the first quarter of 1996.

Liquidity and Capital Resources
- -------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement which provides a $40,000,000 line of credit with interest at the agent bank's base rate. Any excess cash flows from operating and investing activities are used primarily to reduce those borrowings. In the first quarter of 1996, the Company increased its revolving credit debt by $1,126,000. At April 1, 1996, the Company had outstanding borrowings of $16,400,000 under the revolving credit agreement.

     Capital expenditures for the first quarter of 1996, which totalled $3.7 million, include, among other things, expenditures for remodels of certain Chart House restaurants and one Chart House (in Newport, Kentucky) and one Islands (in Phoenix, Arizona) under construction at the end of the quarter. The two restaurants under construction opened in April 1996.

     The Company does not anticipate opening any new restaurants in the remainder of 1996. The new strategic plan initially allocates capital resources to revitalizing the existing base of Chart House restaurants. The Company plans to invest a significant amount of capital over the next three or four years under the Chart House restaurant revitalization program. The Malibu Chart House was the first restaurant remodel completed under the program, in April 1996, at a cost of approximately $1.2 million. An additional six restaurants are scheduled to be remodeled in 1996 at costs ranging from $150,000 to $750,000. Projected total capital expenditures for 1996 are approximately $8.0 million to $10.0 million.

     The first principal installment of $3,000,000 under the Company's 10.4% Senior Secured Note will become due in July 1996, and the first principal installment of $3,000,000 under the 6.69% Senior Secured Note will become due in January 1997.

     Management believes that cash flows from operations will be adequate to fund capital expenditure activities for 1996 and the first principal installment of $3,000,000 under the 10.4% Senior Secured Note. Borrowings under the revolving credit agreement are expected to meet any funding requirements not met by cash flows from operations.

New Accounting Pronouncements
- -----------------------------

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board Statement No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"). The adoption of this standard did not affect the Company's financial statements for the 1996 first quarter. On an ongoing basis, management will continue to evaluate and assess assets and properties for impairment under the guidelines of this standard.

     The Company also was required to adopt Statement No. 123 ("Accounting for Stock-Based Compensation"), effective for the 1996 fiscal year. This standard establishes a fair value based method of accounting for stock options and other equity instruments. However, as permitted under the standard, the Company will continue to use the intrinsic value method included in APB Opinion No. 25 ("Accounting for Stock Issued to Employees) to account for compensation cost associated with employee stock option plans. Statement No. 123 does require significantly expanded disclosures in the footnotes to the fiscal year end 1996 financial statements, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation.

Other Information
- -----------------

     The Company's strategic plan calls for the introduction of new menu items and increased marketing activities at the restaurants, which will result initially in higher labor and marketing costs.

     The Clinton Administration has introduced a proposal that would increase the minimum hourly wage required to be paid to employees. Although management cannot predict the outcome of this proposal, if ultimately enacted, this measure could significantly increase the Company's labor costs.

     This report contains forward-looking statements that were made within the safe harbor provisions of the Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements.

Seasonality
- -----------

     Historically, the Company's business is seasonal in nature with Revenues and Net Income for the second and third quarters being greater than in the first and fourth quarters.

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits.

         Exhibit No. 10.9(5)(a) Chart House Enterprises, Inc. Corporate
                                Employees 401(k) Plan, Amended and Restated as of January 1, 1996.
                            (b) Chart House Enterprises, Inc. Restaurant
                                Employees 401(k) Plan dated as of January 1,
                                1996.

         Exhibit No. 10.9(8)    Form of Chart House Enterprises, Inc. Executive
                                Severance Agreement.

         Exhibit No. 10.18(1)   Asset Purchase Agreement dated as of March 18,
                                1996 by and between Islands Restaurants, Inc.
                                and Islands Florida LP.
                          (2)   Partnership Interest Purchase Agreement dated as
                                of March 18, 1996 by and between Islands
                                Restaurants, Inc. and Islands CA/AZ Holdings LP.

         Exhibit No. 27         Financial Data Schedule (required for electronic
                                filing only).

    (b) Reports on Form 8-K. The Company filed with the SEC a report on Form 8-K dated January 12, 1996, for the event reported as of December 31, 1995. The event reported was the sale of all of the outstanding common stock of the Company's wholly-owned subsidiary, Paradise Bakery, Inc.

                                   SIGNATURES
                                   ----------



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHART HOUSE ENTERPRISES, INC. (Registrant)



Date: May 13, 1996                  By:  /s/ HARRY F. ROBERTS
                                         -------------------------------------
                                         Harry F. Roberts
                                         President and Chief Executive Officer



                                    By:  /s/ HAROLD E. GAUBERT, JR.
                                         --------------------------------------
                                         Harold E. Gaubert, Jr.
                                         Vice President, Treasurer and Chief
                                         Financial Officer



                                    By:  /s/ JAMES C. WENDLER
                                         ---------------------------------------
                                         James C. Wendler
                                         Vice President and Chief Accounting
                                         Officer