Form 10-Q
period 1996-07-01
CHART HOUSE ENTERPRISES INC
filed 1996-08-15
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

      [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended   July 1, 1996
                                                ---------------------------

      [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________ to _______________

Commission File Number          1-9684
                         -----------------------------------



                         CHART HOUSE ENTERPRISES, INC.
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                Delaware                           33-0147725
- -------------------------------------------------------------------------------
     (State of other jurisdiction of            (I.R.S. Employer
    Incorporation or organization)             Identification No.)

         115 South Acacia Avenue, Solana Beach, California 92075-1803
- -------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


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

              Yes    x                         No
                  -------                         ________

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 29, 1996:

                  Common Stock ($.01 par value) - 8,262,513
                                                 ----------

                        PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               July 1,           December 31,
ASSETS                                                          1996                1995
                                                            ------------        ------------
                                                             (Unaudited)

Current Assets:
 Cash                                                      $        205         $     245
 Accounts Receivable                                              4,217             3,973
 Inventories                                                      3,564             3,900
 Prepaid Expenses and Other Current Assets                        1,172             1,592
                                                           ------------         ---------

     Total Current Assets                                         9,158             9,710
                                                           ------------         ---------

Property and Equipment, at Cost:
 Land                                                             7,655             7,655
 Buildings                                                       27,917            27,871
 Equipment                                                       38,562            46,376
 Leasehold Interests & Improvements                              72,395            85,225
 Construction in Progress                                         2,223             3,813
                                                           ------------         ---------

                                                                148,752           170,940

Less: Accumulated Depreciation and Amortization                  51,434            52,924
                                                           ------------         ---------

      Net Property & Equipment                                   97,318           118,016
                                                           ------------         ---------

Leased Property under Capital Leases,
 Less Accumulated Amortization of
 $4,163 in 1996 and $4,051 in 1995                                3,540             4,456
                                                           ------------         ---------

Assets of Business Transferred Under
 Contractual Arrangements                                        27,643                 -
                                                           ------------         ---------
Other Assets and Goodwill, Net                                   16,466            21,264
                                                           ------------         ---------

                                                           $    154,125         $ 153,446
                                                           ============         =========

   The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATExD BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                    July 1,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                 1996           1995
                                                  -----------    ------------
                                                  (Unaudited)
Current Liabilities:
 Current Portion of Long-Term Debt               $   7,780      $   3,000
 Current Portion of Lease Obligations                  373            401
 Accounts Payable                                    3,985          4,240
 Accrued Liabilities                                13,258         12,941
                                                  --------       --------

     Total Current Liabilities                      25,396         20,582
                                                  --------       --------

Long-Term Debt                                      44,020         46,274
                                                  --------       --------

Long-Term Obligations under Capital Leases           4,502          5,420
                                                  --------       --------

Deferred Income Taxes                                4,518          4,518
                                                  --------       --------

Stockholders' Equity:
Preferred Stock, $1.00 par value,
 authorized 10,000,000
 shares; none outstanding                                -              -
Common Stock, $.01 par value,
 authorized 30,000,000 shares; 8,262,513
 shares outstanding in 1996 and
 8,216,123 in 1995                                      83             82
 Additional Paid-In Capital                         42,145         42,067
 Retained Earnings                                  33,461         34,503
                                                  --------       --------

     Total Stockholders' Equity                     75,689         76,652
                                                  --------       --------

                                                 $ 154,125      $ 153,446
                                                  ========       ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                          Thirteen Weeks     Three Months    Twenty-Six Weeks     Six Months
                                           Ended July 1,    Ended June 30,    Ended July 1,      Ended June 30,
                                               1996             1995              1996               1995
                                           -----------       -----------      -----------         -----------
Revenues                                   $  43,897         $  46,563        $  87,143           $  89,335
                                           ---------         ---------        ---------           ---------

Operating Expenses:
 Cost of Sales                                13,505            13,361           26,057              25,767
 Payroll and Related Taxes                    12,487            12,344           24,919              23,758
 Other Operating Costs                        10,984            10,780           21,680              20,814
 Depreciation and Amortization                 2,384             2,627            5,089               5,220
                                           ---------         ---------        ---------           ---------

      Total Operating Expenses                39,360            39,112           77,745              75,559
                                           ---------         ---------        ---------           ---------

Income from Restaurant Operations              4,537             7,451            9,398              13,776
Selling, General and Administrative
 Expenses                                      4,201             4,008            8,794               7,828
Interest Expense                               1,181             1,263            2,359               2,516
Interest Income                                 (272)              (56)            (308)                (92)
                                           ---------         ---------        ---------           ---------

Income (Loss) Before Income Taxes               (573)            2,236           (1,447)              3,524
Provision (Benefit) for Income Taxes            (161)              695             (405)              1,095
                                           ---------         ---------        ---------           ---------

Net Income (Loss)                          $    (412)        $   1,541        $  (1,042)          $   2,429
                                           =========         =========        =========           =========


Net Income (Loss) Per Common Share         $    (.05)        $     .19        $    (.13)          $     .29
                                           =========         =========        =========           =========

Weighted Average Shares Outstanding            8,287             8,279            8,285               8,279
                                           =========         =========        =========           =========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                        Twenty-Six Weeks         Six Months
                                                          Ended July 1,         Ended June 30,
                                                             1996                   1995
                                                           --------               --------
Cash Flows from Operating Activities:
Net Income (Loss)                                          $ (1,042)              $  2,429
Adjustments to Reconcile Net Income (Loss) to
 Cash Flows from Operating Activities:
 Depreciation and Amortization                                5,089                  5,220
 Deferred Income Taxes                                            -                     54
 Loss on Retirement and Write-Down of Assets                    481                    202
 Change in Net Current Liabilities                              (34)                 1,496
                                                           --------               --------

      Cash Provided by Operating Activities                   4,494                  9,401
                                                           --------               --------
Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                     (7,364)                (8,099)
 Reductions of Other Assets and Goodwill                        331                     37
 Proceeds from Disposition of Assets                             11                    415
 Payments Received on Notes                                      85                    362
                                                           --------               --------

      Cash Used in Investing Activities                      (6,937)                (7,285)
                                                           --------               --------

Cash Flows from Financing Activities:
 Principal Payments on Long-Term Obligations under
  Capital Leases                                               (202)                  (345)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                   2,526                 (1,800)
 Proceeds from Common Stock Issuance                             79                     26
                                                            -------               --------

      Cash Provided by (Used in) Financing Activities         2,403                 (2,119)
                                                            -------               --------

Decrease in Cash                                                (40)                    (3)
Cash, Beginning of Period                                       245                    245
                                                            -------               --------

Cash, End of Period                                        $    205               $    242
                                                           ========               ========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (IN THOUSANDS)
                                  (UNAUDITED)



                                                         Twenty-Six Weeks     Six Months
                                                           Ended July 1,    Ended June 30,
                                                               1996              1995
                                                             --------          --------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                           $   139            $ 1,628
  Decrease (Increase) in Inventories                             12               (195)
  Increase in Prepaid Expenses and Other
   Current Assets                                               (29)              (224)
  Decrease in Accounts Payable                                 (255)            (1,125)
  Increase in Accrued Liabilities                                99              1,412
                                                            -------            -------

     Change in Net Current Liabilities                      $   (34)           $ 1,496
                                                            =======            =======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                      $ 2,518            $ 2,630
  Income Taxes (Net of Refunds)                             $   172            $ 1,009

Non-Cash Investing and Financing Activities:
  Notes Received from Sale of 75% of Islands
   Restaurant Operations                                    $23,000            $     -


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JULY 1, 1996
                                  (UNAUDITED)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and six month periods ended July 1, 1996 and June 30, 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995 .

     Certain balances and amounts for 1995 have been reclassified to conform to the 1996 presentation.

(2)  NET INCOME (LOSS) PER COMMON SHARE

     Per share calculations are based on the weighted average number of common shares and dilutive common stock equivalents (stock options) outstanding during the period. Fully diluted earnings per share equals primary earnings per share for all periods presented.


(3)  LONG-TERM DEBT

     Amounts in current portion of long-term debt at July 1, 1996 include $3,000,000 payable in July 1996 under the 10.4% senior secured note, $3,000,000 payable in January 1997 under the 6.69% senior secured note, and $890,000 payable in each of January and April 1997 under the revolving credit and term loan agreement.

(4)  STOCKHOLDERS' EQUITY

     In the first half of 1996, employees of the Company exercised stock options to purchase an aggregate of 46,390 shares of common stock under the Company's 1985 Incentive Stock Option Plan at purchase prices ranging from $1.54 to $2.31 per share.

(5)  SALE OF BUSINESS

     On May 14, 1996, the Company completed the sale of a 75% interest in its Islands restaurants operations to two affiliated partnerships of Islands Restaurants, L.P., the owner/licensor of the Islands concept, for a total sale price of $23 million in secured notes, with interest at 9% annually.

     The notes are payable over a 20-year amortization period, with the remaining principal balances due at the end of 15 years. The terms of one of the notes allow for adjusted payments (either increased or decreased) depending on available cash flows of the partnership.

     In accordance with the agreements, the Company retained most current assets and current liabilities as of the date of closing related to the Islands restaurant operations, except as specifically provided in the agreements. These amounts are to be collected and paid in the normal course as they come due. The agreements provided for a reimbursement to the Company for certain current items, such as cash reserves, inventories and prepaid expenses, following the closing date of the transaction.

     The Company has a 25% interest as a limited partner in both of the partnerships, and is entitled to periodic distributions based on available cash flows, as provided in the partnership agreements.

     As part of the transaction, the existing area development and license agreement and management agreement between the Company's subsidiary, Islands Restaurants, Inc. and Islands Restaurants, L.P. terminated, thereby relieving the Company of its obligation to continue developing Islands restaurants, and reverting the license and development rights back to Islands Restaurants, L.P., which also reassumed responsibility for managing its 15 Islands restaurants in the Los Angeles and Dallas markets as well as the new restaurants acquired from the Company.

     There was no gain or loss recognized as a result of the transaction. The combined notes and 25% limited partner's interest are presented on the consolidated balance sheet as of July 1, 1996 under the caption Assets of Business Transferred under Contractual Arrangements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------

     The following is a comparative discussion of the results of operations for the quarterly and six month periods ended July 1, 1996 and June 30, 1995. The results of operations for the first half of 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 1996. The dollar amounts in the table below are in thousands.

                                        Thirteen Weeks          Three Months          Twenty-Six Weeks          Six Months
                                         Ended July 1,         Ended June 30,           Ended July 1,         Ended June 30,
                                             1996                   1995                    1996                  1995
                                       -----------------    -----------------       ------------------     ------------------
                                       Dollars   Percent    Dollars   Percent       Dollars    Percent     Dollars    Percent
                                       -------   -------    -------   -------       -------    -------     -------    -------
                                                    (Unaudited)                                    (Unaudited)
Revenues                                43,897    100.0      46,563    100.0         87,143     100.0       89,335     100.0
                                        ------    -----      ------    -----         ------     -----       ------     -----

Operating Expenses:
 Cost of Sales                          13,505     30.8      13,361     28.7         26,057      29.9       25,767      28.9
 Payroll and Related Taxes              12,487     28.5      12,344     26.5         24,919      28.6       23,758      26.6
 Other Operating Costs                  10,984     25.0      10,780     23.2         21,680      24.9       20,814      23.3
 Depreciation and Amortization           2,384      5.4       2,627      5.6          5,089       5.8        5,220       5.8
                                        ------    -----      ------    -----         ------     -----       ------     -----

    Total Operating Expenses            39,360     89.7      39,112     84.0         77,745      89.2       77,559      84.6
                                        ------    -----      ------    -----         ------     -----       ------     -----

Income from Restaurant Operations        4,537     10.3       7,451     16.0          9,398      10.8       13,776      15.4
Selling, General and
 Administrative Expenses                 4,201      9.6       4,008      8.6          8,794      10.1        7,828       8.8
Interest Expense                         1,181      2.7       1,263      2.7          2,359       2.7        2,516       2.8
Interest Income                           (272)     (.6)        (56)     (.1)          (308)      (.3)         (92)      (.1)
                                        ------    -----      ------    -----         ------     -----       ------     -----

Income (Loss) Before Income
 Taxes                                    (573)    (1.3)      2,236      4.8         (1,447)     (1.7)       3,524       3.9
Provision (Benefit) for Income
 Taxes                                    (161)     (.4)        695      1.5           (405)      (.5)       1,095       1.2
                                        ------    -----      ------    -----         ------     -----       ------     -----

Net Income (Loss)                         (412)     (.9)      1,541      3.3         (1,042)     (1.2)       2,429       2.7
                                        ======    =====      ======    =====         ======     =====       ======     =====

     Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to Revenues. Accordingly, the discussion below follows this approach.

     Revenues for the second quarter and first half of 1996 decreased by $2,666,000 and $2,192,000 from the respective periods of the prior year. The disposition of Paradise Bakery (December 1995) and the Islands restaurants (May
1996) accounted for a combined net decrease in Revenues of $3,012,000 for the second quarter and $1,633,000 for the six month period. Also, the closure or temporary shut down of certain restaurants in the Chart House division accounted for a decrease of approximately $700,000 and $1,600,000 for the second quarter and six month periods, respectively. One new Chart House, which opened in April 1996, contributed Revenues of $759,000. Chart House comparable sales (sales at restaurants open the entire period of both years) were up approximately 1% over the prior year's second quarter, due to an increase in customer counts at Chart House restaurants. Six month comparable sales were down 1%. In the opinion of management, first quarter 1996 sales were negatively affected by the severe winter weather conditions in the Northeast. Additionally, Revenues in the first half of 1996 increased by approximately $800,000 because the period had two extra days - one for leap year and one resulting from the period-end cutoff under the Company's new 52/53-week fiscal year reporting change.

     Restaurant operating margins (Income from Restaurant Operations as a percentage of Revenues), which were 16.0% and 15.4% for the quarter and six months, respectively, of 1995 fell to 10.3% and 10.8% for the 1996 periods. Generally, increased operating expenses without corresponding revenue increases have placed significant pressure on restaurant operating margins, contributing to unfavorable operating results. Changes in the product mix through the introduction of new menu items at Chart House restaurants, beginning in the early part of 1996, most of which are priced lower than other existing menu items, have resulted in significantly higher percentage food, hourly labor and other operating costs. Also, the Company increased the allocation of advertising and promotional-related expenses to the Chart House restaurants, equivalent to approximately .7% of sales, over the prior year periods. Depreciation and Amortization did not change significantly over the prior year periods.

     Selling, General and Administrative Expenses increased by $193,000 and $966,000 over the 1995 second quarter and first half, and as a percentage of Revenues increased for the second quarter from 8.6% in 1995 to 9.6% in 1996, and for the six month period from 8.8% in 1995 to 10.1% in 1996. The increases are primarily the result of certain special charges recorded in the first six months of 1996 totalling approximately $1.3 million. These charges consist of a two-year severance and consulting arrangement with the Company's former chief executive officer in the amount of $600,000 and an employment bonus of $110,000 paid to the new chief executive officer of the Company, both recorded in the 1996 first quarter. In the second quarter of 1996, the Company recorded additional severance costs of $385,000 for certain terminated management employees, and wrote down by $234,000 (to estimated net realizable value) the cost of an investment in a Pizza Nova restaurant, in which the Company has a limited partnership interest. These cost increases were partially offset by the effect of reduced administrative payroll and other costs.

     Interest Expense for the second quarter and first half of 1996 decreased by $82,000 and $157,000, respectively, from the 1995 periods. The decreases are due to reduced revolving credit borrowings (the result of cash proceeds received from the sale of Paradise Bakery, Inc. in December 1995) and from lower prevailing interest rates under the revolving credit agreement in 1996.

     Interest Income increased over the 1995 periods due to interest earned on the new notes received in connection with the sale of the Islands restaurant operations in May 1996.

     The Provision, or Benefit, for Income Taxes reflects an effective rate of 28% and 31% for the periods of 1996 and 1995, respectively.

     As a result of the foregoing, Net Income decreased by $1,953,000 for the second quarter of 1996 and $3,471,000 for the first half of 1996, from the respective periods of the prior year.

Operating Trends
- ----------------

     The introduction of new menu items at Chart House restaurants in 1996, which include pasta entrees at all restaurants and other specialty dishes and appetizers at the majority of restaurants, represented an initial phase of a long-term program to revitalize the Chart House restaurants. The program, in addition to placing a greater emphasis on food, will also rely on remodeling and marketing efforts to drive restaurant sales increases. The immediate impact of the changes in the menu has been an increase in operating expenses, especially food costs and hourly restaurant labor costs, which has had a significantly adverse effect on 1996 restaurant operating results. In addition, management believes that organizational changes, particularly at the operations management level following the replacement of the Company's chief executive officer on April 1, 1996, created temporary operating difficulties.

     Currently, management is committed to improving operating results under these circumstances. The Company has hired new members of the management team to evaluate and make necessary changes, if necessary, to purchasing and menu pricing. In addition, labor scheduling and other processes are being reviewed for cost-saving opportunities.

     Management believes that 1996 will be a difficult transition year and anticipates that food and labor costs will remain at their current levels over at least the next fiscal quarter. Management believes that certain measures taken currently will begin to have a positive effect on operating results towards the end of 1996. However, there can be no assurances that such improvements in operating results, if any, will occur.

     The Clinton Administration introduced a proposal and both the House and Senate passed versions of a bill that would increase the hourly minimum wage required to be paid to employees. Although the bill has not yet been signed into legislation, management believes its enactment appears likely. The measure, as currently stated, would provide for a two-phase increase in the Federal hourly minimum wage of $.90 over the course of the next year. This measure, if ultimately enacted, could significantly increase the Company's labor costs.

Liquidity and Capital Resources
- -------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with three banks which provides a $24,000,000 line of credit (reduced from $40,000,000 in August 1996, as discussed below) with interest at the agent bank's base rate. Any excess cash flows from operating and investing activities are used primarily to reduce those borrowings. In the first half of 1996, the Company increased its revolving credit debt by $2,526,000. At July 1, 1996, the Company had outstanding borrowings of $17,800,000 under the revolving credit agreement ($22,000,000 as of August 14, 1996). On January 1, 1997, the outstanding revolving credit loans convert to a term loan, payable in twenty equal quarterly installments, beginning in April 1997.

     At July 1, 1996, the balance of outstanding debt under the two senior notes was $34.0 million. The first principal installment of $3,000,000 under the Company's 10.4% senior secured note was paid in July 1996. The first principal installment of $3,000,000 under the 6.69% senior secured note will become due in January 1997.

     Capital Expenditures for the first half of 1996, which totalled $7.4 million, included, among other things, expenditures for remodels of certain Chart House restaurants and a newly-opened Chart House restaurant in the Cincinnati, Ohio/Northern Kentucky metropolitan area. The Company does not anticipate opening any new restaurants in the remainder of 1996. The Company's strategic plan initially allocates capital resources to revitalizing the existing base of Chart House restaurants. The Company plans to invest a significant amount of capital over the next three or four years under the Chart House revitalization program. The Malibu Chart House was the first restaurant remodel completed under the program, in April 1996, at a cost of approximately $1.4 million. A second restaurant remodel, in Cardiff, California, was completed in August 1996 at slightly less cost. The remodels under the revitalization program have featured a new decor package and upgraded kitchen and cookline to accommodate a greatly expanded and more sophisticated menu. The newly-opened Chart House in Cincinnati is modeled similarly. The Company will undergo a critical evaluation of operating results for the two remodeled restaurants and the new Cincinnati restaurant, and make adjustments, as necessary. Management's plan for future Chart House restaurant remodels is subject to, among other things, achievement of improved operating results referred to above and resolution of financial matters described in the following paragraph.

     In August 1996, the Company and its lenders amended the existing debt agreements, including the revolving credit agreement with the banks and the two senior secured notes with an insurance company, and the lenders waived the Company's non-compliance with two loan covenant ratios as of the end of the 1996 second quarter. The revolving credit agreement was amended to reduce the amount of the banks' revolving credit commitment from $40 million to $24 million. All of the debt agreements were amended to limit the aggregate amount of capital expenditures for the 1996 fiscal year to $11 million. The loan covenants covered by the waiver were an interest coverage ratio and a fixed charge coverage ratio which were not in compliance for the twelve-month period ended July 1, 1996. The Company recorded restructuring charges and certain special charges in the fourth quarter of 1995 and first half of 1996, respectively, which contributed to the lower earnings amounts used in computing the two ratios. The waiver covers the loan covenant computations only through the second quarter of 1996. It is likely that the Company will not meet the same loan covenant ratios as measured for the twelve-month period ending September 30, 1996, and will either have to request additional waivers or negotiate amendments to the debt agreements to modify the loan covenant ratios. No assurances can be given that the Company will be able to obtain further waivers or reach agreements with the lenders that will be acceptable to both the Company and the lenders, in which case the Company could be required to seek and obtain alternative financing. If in the future the Company is not in compliance with specific covenants of its debt agreements, the lenders have the right to accelerate payment of the outstanding borrowings. Management believes that adequate alternative sources of financing are available; however, financing costs could significantly increase under the above circumstances. Pending the outcome of further discussions with the lenders,the Company has elected to postpone temporarily any significant capital expenditures for remodels of restaurants as part of the Chart House restaurant revitalization program.

New Accounting Pronouncements
- -----------------------------

     On January 1, 1996, the Company adopted the Financial Accounting Standards Board Statement No. 121 ("Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of"). The initial adoption of this standard did not have a material effect on the Company's financial statements. On an ongoing basis, management will continue to evaluate and assess assets and properties for impairment under the guidelines of this standard.

     The Company also was required to adopt Statement No. 123 ("Accounting for Stock-Based Compensation"), effective for the 1996 fiscal year. This standard establishes a fair value based method of accounting for stock options and other equity instruments. However, as permitted under the standard, the Company will continue to use the intrinsic value method included in APB Opinion No. 25 ("Accounting for Stock Issued to Employees") to account for compensation cost associated with employee stock option plans. Statement No. 123 does require significantly expanded disclosures in the footnotes to the fiscal year end 1996 financial statements, including disclosure of the pro forma amount of net income and earnings per share as if the fair value based method were used to account for stock-based compensation.

Seasonality and Other Information
- ---------------------------------

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

                          PART II - OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 7, 1996. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purposes of (i) electing two directors, (ii) approving the 1996 Stock Option Plan, and (iii) approving the 1996 Nonemployee Director Stock Compensation Plan. There was no solicitation in opposition to management's nominees for directors.

     At the meeting, Arthur J. Nagle and Patrick W. Rose were elected as directors for three-year terms expiring in 1999, and the two stock plans were approved.

     The tables below summarize the results of the stockholder vote:

                                                                          Number          Percentage
                                                                         -------          ----------
Shares Outstanding and Entitled to Vote                                  8,238,293             100.0%
Shares Represented in Person or by Proxy                                 7,801,365              94.7%
Shares Not Voted at Meeting                                                436,928               5.3%

                                                          Votes            Votes              Shares
                                                           For           Withheld           Not Voted
                                                          -----          --------           ---------
Proposal I (Election of Directors)
Breakdown of votes cast for each nominee:
     Arthur J. Nagle                                    6,727,169        1,074,196           436,928
     Patrick W. Rose                                    6,733,169        1,068,196           436,928

                                                    Votes            Votes                          Shares
                                                     For            Against         Abstain        Not Voted
                                                    -----           -------         -------        ---------
Proposal II (Approval of 1996 Stock
 Option Plan)                                     3,949,568        1,819,453        114,310        2,354,962

Proposal III (Approval of 1996 Non-
employee Director Stock Compensation
 Plan)                                            4,930,504          826,728        126,099        2,354,962

Item 6.   Exhibits and Reports on Form 8-K.
     (a)  Exhibits.
          Exhibit No. 27 Financial Date Schedule (required for electronic filing only).

     (b) Reports on Form 8-K. The Company filed with the SEC a report on Form 8-K dated May 28, 1996, for the event reported as of May 14, 1996. The event reported was the sale of a 75% interest in the Company's Islands restaurant operations.



                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CHART HOUSE ENTERPRISES, INC. (Registrant)




Date:  August 14, 1996            By: /s/ HARRY F. ROBERTS
                                      ----------------------------------------
                                      Harry F. Roberts
                                      President and Chief Executive Officer




                                  By: /s/ WILLIAM R. KUNTZ, JR.
                                      ----------------------------------------
                                      William R. Kuntz, Jr.
                                      Executive Vice President - Finance and
                                      Administration, General Counsel and
                                      Secretary




                                  By: /s/ JAMES C. WENDLER
                                      ----------------------------------------
                                      James C. Wendler
                                      Vice President and Chief Accounting
                                      Officer