Form 10-Q
period 1996-09-30
CHART HOUSE ENTERPRISES INC
filed 1996-11-14
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended    September 30, 1996
                                         ----------------------

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------   ------------------

Commission File Number          1-9684
                       --------------------------


                         CHART HOUSE ENTERPRISES, INC.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                                33-0147725
-------------------------------------------------------------------------------
    (STATE OF OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         115 South Acacia Avenue, Solana Beach, California 92075-1803
-------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


                                 (619)755-8281
-------------------------------------------------------------------------------
             (registrant's telephone number, including area code)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   [X]         NO    [_]

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 1996:

                  Common Stock ($.01 par value) -  8,262,513
                                                  ------------

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              September 30,    December 31,
ASSETS                                            1996             1995
                                              --------------   ------------
                                               (Unaudited)
Current Assets:
  Cash                                          $    205        $    245
  Accounts Receivable                              3,925           3,973
  Income Taxes Receivable                          2,294               -
  Inventories                                      3,389           3,900
  Prepaid Expenses and Other Current               1,096           1,592
   Assets                                       --------        --------

      Total Current Assets                        10,909           9,710
                                                --------        --------

Property and Equipment, at Cost:
  Land                                             7,655           7,655
  Buildings                                       27,326          27,871
  Equipment                                       39,711          46,376
  Leasehold Interests & Improvements              72,689          85,225
  Construction in Progress                         1,080           3,813
                                                --------        --------

                                                 148,461         170,940

Less:  Accumulated Depreciation and               52,192          52,924
 Amortization                                   --------        --------

      Net Property & Equipment                    96,269         118,016
                                                --------        --------

Leased Property under Capital Leases,
 Less Accumulated Amortization of
 $4,372 in 1996 and $4,051 in 1995                 5,448           4,456
                                                --------        --------

Assets of Business Transferred Under
 Contractual Arrangements                         23,429               -
                                                --------        --------

Other Assets and Goodwill, Net                    16,131          21,264
                                                --------        --------

                                                $152,186        $153,446
                                                ========        ========


             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                              September 30,    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY              1996             1995
                                              --------------   ------------
                                               (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Debt             $      -        $  3,000
  Current Portion of Lease Obligations               611             401
  Accounts Payable                                 3,432           4,240
  Accrued Liabilities                             11,227          12,941
                                                --------        --------

      Total Current Liabilities                   15,270          20,582
                                                --------        --------

Long-Term Debt                                    52,800          46,274
                                                --------        --------

Long-Term Obligations under Capital Leases         6,218           5,420
                                                --------        --------

Deferred Income Taxes                              4,518           4,518
                                                --------        --------
Stockholders' Equity:
Preferred Stock, $1.00 par value,
 authorized 10,000,000 shares; none
 outstanding                                           -               -
Common Stock, $.01 par value,
 authorized 30,000,000 shares; 8,262,513
 shares outstanding in 1996 and 8,216,123
 in 1995                                              83              82
Additional Paid-In Capital                        42,145          42,067
Retained Earnings                                 31,152          34,503
                                                --------        --------

      Total Stockholders' Equity                  73,380          76,652
                                                --------        --------

                                                $152,186        $153,446
                                                ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                               Thirteen Weeks       Three Months     Thirty-Nine Weeks      Nine Months
                                              Ended Sept. 30,      Ended Sept. 30,     Ended Sept. 30,     Ended Sept. 30,
                                                   1996                1995                1996                 1995
                                             ------------------   ----------------   ------------------   ----------------

Revenues                                            $38,812            $47,332             $125,955           $136,667
                                                    -------            -------             --------           --------
Costs and Expenses:
  Cost of Sales                                      12,266             13,682               38,323             39,449
  Restaurant Labor                                   10,905             12,723               35,824             36,481
  Other Operating Costs                               8,845             10,845               30,525             31,659
  Selling, General and
   Administrative Expenses                            3,104              3,597               11,898             11,425
  Depreciation and Amortization                       2,297              2,764                7,386              7,984
  Write Down of Assets of Business
   Transferred                                        4,198                  -                4,198                  -
  Interest Expense                                    1,306              1,238                3,665              3,754
  Interest Income                                      (480)               (44)                (788)              (136)
                                                    -------            -------             --------           --------
      Total Costs and Expenses                       42,441             44,805              131,031            130,616
                                                    -------            -------             --------           --------
Income (Loss) Before Income Taxes                    (3,629)             2,527               (5,076)             6,051
Provision (Benefit) for Income Taxes                 (1,320)               784               (1,725)             1,879
                                                    -------            -------             --------           --------
Net Income (Loss)                                   $(2,309)           $ 1,743             $ (3,351)          $  4,172
                                                    =======            =======             ========           ========
Net Income (Loss) Per Common
 Share                                                $(.28)              $.21                $(.40)              $.50
                                                    =======            =======             ========           ========
Weighted Average Shares Outstanding                   8,263              8,276                8,251              8,276
                                                    =======            =======             ========           ========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 Thirty-Nine Weeks       Nine Months
                                                                   Ended Sept. 30,      Ended Sept. 30,
                                                                       1996                 1995
                                                                 ------------------   ------------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                      $ (3,351)            $  4,172
Adjustments to Reconcile Net Income (Loss) to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                           7,386                7,984
  Deferred Income Taxes                                                       -                  655
  Loss on Retirement and Write-Down of Assets                             4,911                  253
  Change in Net Current Liabilities                                      (4,310)               1,033
                                                                       --------             --------

         Cash Provided by Operating Activities                            4,636               14,097
                                                                       --------             --------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                                (10,238)             (12,228)
 Reductions of Other Assets and Goodwill                                    526                  168
 Proceeds from Sale/Leaseback of Assets                                       -                  905
 Proceeds from Disposition of Assets                                      1,593                  428
 Payments Received on Notes                                                 204                  391
                                                                       --------             --------

         Cash Used in Investing Activities                               (7,915)             (10,336)
                                                                       --------             --------

Cash Flows from Financing Activities:
 Principal Payments on Long-Term Obligations under
  Capital Leases                                                           (366)                (495)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                               6,526               (3,300)
 Payment of Long-Term Debt                                               (3,000)                   -
 Proceeds from Common Stock Issuance                                         79                   26
                                                                       --------             --------

         Cash Provided by (Used in) Financing Activities                  3,239               (3,769)
                                                                       --------             --------

Decrease in Cash                                                            (40)                  (8)
Cash, Beginning of Period                                                   245                  245
                                                                       --------             --------
Cash, End of Period                                                    $    205             $    237
                                                                       ========             ========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              Thirty-Nine Weeks       Nine Months
                                                               Ended Sept. 30,      Ended Sept. 30,
                                                                     1996                  1995
                                                             ------------------   ------------------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                                    $   576               $1,534
  Increase in Income Taxes Receivable                                 (2,294)                   -
  Decrease in Inventories                                                260                  103
  Decrease (Increase) in Prepaid Expenses and
   Other Current Assets                                                   66                 (223)
  Decrease in Accounts Payable                                          (808)                (374)
  Increase (Decrease) in Accrued Liabilities                          (2,110)                  (7)
                                                                     -------               ------

         Change in Net Current Liabilities                           $(4,310)              $1,033
                                                                     =======               ======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                               $ 4,153               $4,028
  Income Taxes (Net of Refunds)                                      $   367               $1,049

Non-Cash Investing and Financing Activities:
  Notes Received from Sale of 75% of Islands
   Restaurant Operations                                             $23,000               $    -
  Property Acquired Through Capitalized Leases                       $ 2,118               $    -

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                  (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and nine month periods ended September 30, 1996 and 1995 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(2)  NET INCOME (LOSS) PER COMMON SHARE

     Earnings per share calculations are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during the period. Anti-dilutive securities are excluded from calculations of any loss per share.

(3)  LONG-LIVED ASSETS

     On a regular basis, the Company evaluates and assesses its assets and properties for impairment under the guidelines of Financial Accounting Standards Board Statement No. 121 ("Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of"), and makes appropriate adjustments when an asset is deemed to be impaired.

(4)  LONG-TERM DEBT

     The amount of current portion of long-term debt at December 31, 1995 represented an installment under the 6.69% senior secured note, which was paid in July 1996.

     In November 1996, the Company and its lenders amended the debt agreements to provide a deferral of principal installments of $3,000,000, payable in both January 1997 and July 1997 under two senior secured notes, until October 1, 1997. In addition, all borrowings under the revolving credit agreement ($21,800,000 at September 30, 1996) will become due on October 1, 1997.

(5)  STOCKHOLDERS' EQUITY

     In the first nine months of 1996, employees of the Company exercised stock options to purchase an aggregate of 46,390 shares of common stock under the Company's 1985 Incentive Stock Option Plan at purchase prices ranging from $1.54 to $2.31 per share.

     In May 1996, the Board of Directors adopted and the stockholders of the Company approved the 1996 Stock Option Plan, which authorizes the grant of non-qualified stock options to employees to purchase up to 1,000,000 shares of the Company's common stock. In July 1996, options for 407,000 shares were granted to employees at an exercise price of $6.50 per share, the fair market value at that date. One option for 100,000 shares was granted to the Company's chief executive officer which will vest 50% at the grant date and 50% in February 1998. The remainder of the options granted will vest at a rate of 20% per year over five years. The options expire ten years from the date of grant.

(6)  SALE OF BUSINESS

     On May 14, 1996, the Company completed the sale of a 75% interest in its Islands restaurants operations to two affiliated partnerships of Islands Restaurants, L.P., the owner/licensor of the Islands concept, for a total sale price of $23 million in secured notes ($20 million from Islands CA/AZ Holdings, L.P., and $3 million from Islands Florida, LP), with interest at 9% annually. The notes are payable over a 20-year amortization period, with the remaining principal balances due at the end of 15 years. The Company has a 25% interest as a limited partner in each of the partnerships, and is entitled to periodic distributions based on available cash flows, as provided in the partnership agreements. As part of the transaction, the existing area development and license agreement and management agreement between the Company's subsidiary, Islands Restaurants, Inc. and Islands Restaurants, L.P. terminated, thereby relieving the Company of its obligation to continue developing Islands restaurants, and reverting the license and development rights back to Islands Restaurants, L.P., which also reassumed responsibility for managing its 15 Islands restaurants in the Los Angeles and Dallas markets as well as the 18 restaurants acquired from the Company. There was no initial gain or loss recognized as a result of the transaction. The combined notes and 25% limited partner's interest are presented on the consolidated balance sheet under the caption Assets of Business Transferred under Contractual Arrangements.

     In October 1996, one of the partnerships, Islands Florida, LP, signed a definitive agreement for the sale of six Islands restaurant properties to an unrelated third party. The sale price will consist of $500,000 cash, plus a quarterly royalty payment equal to 1% of the gross sales of the restaurants after they are converted to a different concept. In connection with this transaction, the Company recorded a special charge of $4,198,000 to write down to net realizable value its note receivable from and investment in Islands Florida, LP. The closing of the transaction, which is subject to obtaining landlord consents and satisfying other conditions, is scheduled for completion by year end.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly and nine month periods ended September 30, 1996 and 1995. The results of operations for the first thirty-nine weeks of 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 1996. The dollar amounts in the table below are in thousands.

                                 Thirteen Weeks         Three Months       Thirty-Nine Weeks       Nine Months
                                 Ended Sept. 30        Ended Sept. 30,       Ended Sept. 30,      Ended Sept. 30,
                                       1996                  1995                 1996                  1995
                               -------------------   -------------------   -------------------   -------------------
                                Dollars    Percent    Dollars    Percent    Dollars    Percent    Dollars    Percent
                               ---------   -------   ---------   -------   ---------   -------   ---------   -------
                                              (Unaudited)                                (Unaudited)
Revenues                         38,812     100.0     47,332      100.0     125,955     100.0     136,667     100.0
                                 ------     -----     ------      -----     -------     -----     -------     -----
Costs and Expenses:
 Cost of Sales                   12,266      31.6     13,682       28.9      38,323      30.4      39,449      28.9
 Restaurant Labor                10,905      28.1     12,723       26.9      35,824      28.4      36,481      26.7
 Other Operating Costs            8,845      22.8     10,845       22.9      30,525      24.2      31,659      23.2
 Selling, General and
  Administrative Expenses         3,104       8.0      3,597        7.6      11,898       9.5      11,425       8.4
 Depreciation and
  Amortization                    2,297       5.9      2,764        5.8       7,386       5.9       7,984       5.8
 Write-Down of Assets
  of Business Transferred         4,198      10.8          -          -       4,198       3.3           -         -
 Interest Expense                 1,306       3.4      1,238        2.6       3,665       2.9       3,754       2.7
 Interest Income                   (480)     (1.2)       (44)       (.1)       (788)      (.6)       (136)      (.1)
                                 ------     -----     ------      -----     -------     -----     -------     -----

      Total Costs and
       Expenses                  42,441     109.4     44,805       94.6     131,031     104.0     130,616      95.6
                                 ------     -----     ------      -----     -------     -----     -------     -----

Income (Loss) Before Income
 Taxes                           (3,629)     (9.4)     2,527        5.4      (5,076)     (4.0)      6,051       4.4
Provision (Benefit) for
 Income Taxes                    (1,320)     (3.4)       784        1.7      (1,725)     (1.3)      1,879       1.3
                                 ------     -----     ------      -----     -------     -----     -------     -----

Net Income (Loss)                (2,309)     (6.0)     1,743        3.7      (3,351)     (2.7)      4,172       3.1
                                 ======     =====     ======      =====     =======     =====     =======     =====

     Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to Revenues. Accordingly, the discussion below follows this approach.

     Revenues for the third quarter and thirty-nine weeks of 1996 decreased by $8,520,000 and $10,712,000 from the respective periods of the prior year. The disposition of Paradise Bakery (December 1995) and the Islands restaurants (May
1996) accounted for a combined net decrease in revenues of $7,537,000 for the third quarter and $9,165,000 for the thirty-nine week period. Also, the closure or temporary shut down of certain restaurants in the Chart House division accounted for a decrease of approximately $1,100,000 and $3,000,000 for the third quarter and thirty-nine week periods, respectively. One new Chart House, which opened in April 1996, contributed revenues of $1,014,000 to the third quarter and $1,773,000 year to date. Chart House comparable sales (sales at restaurants open the entire period of both years) were down by approximately 1% from the prior year's third quarter and thirty-nine weeks due to lower average check amounts resulting from the introduction in 1996 of certain lower-priced menu items. Customer counts were up slightly in 1996 over 1995.

     Restaurant operating margins have been lower in 1996 than in 1995. Generally, increased operating expenses without corresponding revenue increases have placed significant pressure on restaurant-level margins, contributing to unfavorable operating results. Changes in the product mix through the introduction of new menu items at Chart House restaurants, beginning in the early part of 1996, most of which are priced lower than other existing menu items, resulted in significantly higher percentage food and hourly restaurant labor costs. Other operating costs at the restaurants remained at a constant level as a percentage of revenues with the prior year's quarter, as efforts have been focused on reducing certain controllable operating expenses.

     The disposition of the Paradise Bakeries in December 1995 and Islands restaurants in May of 1996 had some impact on third quarter percentage comparisons of operating-related costs and expenses, in particular food costs, though the overall effect on profits was not significant. Paradise Bakery and Islands historically had lower percentage food costs than Chart House restaurants which stand-alone were approximately 30% for the 1995 third quarter. Conversely, the disposed operations had higher percentage other operating costs than Chart House restaurants.

     Selling, general and administrative expenses decreased by $493,000 from the 1995 third quarter, and as a percentage of revenues increased from 7.6% to 8.0%. The nine month comparison reflects an increase in 1996 of $473,000, and as a percentage of revenues, an increase from 8.4% to 9.5%. The year to date amount in 1996 includes a total of approximately $1.3 million in certain special charges from severance and compensation costs and other unusual items recorded in the first and second quarters. The decrease in selling, general and administrative expenses in the third quarter is primarily the result of the disposition of the Islands restaurants and reduction in administrative payroll costs. Partially offsetting these decreases are increases in consulting, product development and marketing related expenditures in 1996 in connection with the Company's strategic plan.

     The third quarter and thirty-nine week period of 1996 includes a charge of $4,198,000 to write down to net realizable value the Company's investment in Islands Florida, LP, a limited partnership that operates six Islands restaurants in Florida. The partnership intends to dispose of the restaurants in the fourth quarter of 1996.

     The increase in interest expense in the 1996 third quarter was primarily due to a $50,000 fee the company paid to its lenders in connection with obtaining an amendment to debt agreements and waiver of loan covenant violations in August of this year. In addition, certain capitalized lease additions have increased interest expense. Interest on a year to date basis is lower than the prior year because of reduced average revolving credit borrowings (the result of cash proceeds received from the sale of Paradise Bakery, Inc. in December 1995) and from lower prevailing interest rates under the revolving credit agreement in 1996.

     Interest income increased over the 1995 periods due to interest earned on a note received in connection with the sale of the Islands restaurant operations in May 1996.

     The provision for income taxes reflects an effective rate of 31% for the 1995 periods. The significant loss reported in 1996 from the write-down of assets has generated a tax benefit, which may be applied against previous years' taxable income. The effective rates for the benefit for income taxes were 36% and 34% for the quarter and thirty-nine week periods, respectively.

     As a result of the foregoing, net income decreased by $4,052,000 for the third quarter of 1996 and $7,523,000 for the thirty-nine weeks of 1996, from the respective periods of the prior year.

Operating Trends
----------------

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

     Currently, management is committed to improving operating results under these circumstances. The Company hired new members of the management team to evaluate and begin making necessary changes to recipes, purchasing and menu pricing. Labor scheduling and other processes are being reviewed for cost-saving opportunities, and the Company has taken steps to reduce certain controllable expenses at both restaurant and corporate levels.

     Management believes 1996 is a difficult transition year and anticipates that food and labor costs will remain high through the end of this fiscal year. Management believes that certain measures taken currently, especially in the food cost area, will begin to have a positive effect on operating results towards the end of 1996 and early 1997. However, there can be no assurances that such improvements in operating results, if any, will occur.

     On October 1, 1996, the Federal minimum hourly wage increased from $4.25 to $4.75 per hour. As part of the two-phase increase, the rate will rise to $5.15 on September 1, 1997. Additionally, in November 1996, California voters passed an initiative which will increase the minimum hourly wage to employees based in California (a state in which the Company operates 19 restaurants) from the current Federal minimum wage rate to $5.00 on March 1, 1997, increasing again to $5.75 on March 1, 1998. Management believes these measures will significantly increase the Company's labor costs. To help offset the effect of the increases, the Company put through a slight menu price increase (about 2%) in October 1996, and may make other operating adjustments, as necessary.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with three banks which provides a $24,000,000 line of credit (reduced from $40,000,000 in August 1996, as discussed below) with interest at the agent bank's base rate. Net cash flows from operating, investing and financing activities are used primarily to reduce or increase those borrowings. In the first three quarters of 1996, the Company increased its revolving credit debt by $6,526,000. At September 30, 1996, the Company had outstanding borrowings of $21,800,000 under the revolving credit agreement.

     In July, the Company paid the first principal installment of $3,000,000 under a 10.4% senior secured note.

     Capital expenditures for the first three quarters of 1996, which totalled approximately $10.2 million, included, among other things, expenditures for major remodels of two Chart House restaurants and a newly-opened Chart House restaurant in the Cincinnati, Ohio/Northern Kentucky metropolitan area. The Company does not anticipate opening any new restaurants in the remainder of 1996. The Company's strategic plan initially allocates capital resources to revitalizing the existing base of Chart House restaurants. The Company plans to invest a significant amount of capital over the next three or four years under the Chart House revitalization program. The Malibu Chart House was the first restaurant remodel completed under the program, in April 1996. A second restaurant remodel, in Cardiff, California, was completed in August 1996. The remodels under the revitalization program have featured a new decor package and upgraded kitchen and cookline to accommodate a greatly expanded and more sophisticated menu. The newly-opened Chart House in Cincinnati is modeled similarly. The Company will undergo a critical evaluation of operating results for the two remodeled restaurants and the new Cincinnati restaurant, and make adjustments to the plan, as necessary. Management's plan for future Chart House restaurant remodels is subject to, among other things, achievement of improved operating results referred to above and resolution of financial matters described in the following paragraphs.

     In August 1996, the Company and its lenders amended the existing debt agreements, including the revolving credit agreement with the banks and the two senior secured note agreements with an insurance company, and the lenders waived the Company's non-compliance with two loan covenant ratios as of the end of the 1996 second quarter. The revolving credit agreement was amended to reduce the amount of the banks' revolving credit commitment from $40 million to $24 million. The loan covenants covered by the waiver were an interest coverage ratio and a fixed charge coverage ratio which were not in compliance for the twelve-month period ended July 1, 1996. The Company recorded restructuring charges and certain special charges in the fourth quarter of 1995 and first half of 1996, respectively, which contributed to the lower earnings amounts used in computing the two ratios. Pending the outcome of further discussions with the lenders, the Company elected to postpone any significant capital expenditures for remodels of restaurants as part of the Chart House restaurant revitalization program.

     In November 1996, the Company and its lenders agreed to further amend certain terms of the existing debt agreements, and extend the maturities of scheduled principal installments to October 1, 1997. On that date, all revolving credit borrowings will become due. In addition, the principal payments of $3,000,000 payable in January 1997 and $3,000,000 payable in July 1997 under two senior secured notes will be deferred until October 1, 1997. In connection with these amendments, the lenders waived the Company's non-compliance with the same two loan covenant ratios referred to above for the third quarter of 1996. New loan covenant measures were set for future quarterly periods beginning with the fourth quarter of 1996.

     The Company has begun a process to seek and obtain alternative financing in order to reduce the amounts owed to its existing lenders and to provide capital needed to enable the Company to move forward with its revitalization plan. Management believes that adequate alternative sources of financing are available; however, financing costs will most likely increase significantly under the above circumstances.

New Accounting Pronouncements
-----------------------------

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

Seasonality and Other Information
---------------------------------

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
    (a)  Exhibits.
         Exhibit No. 10.1(6)  Waiver of Specified Defaults; Amendment of Credit
                              Agreement dated as of August 14, 1996.
                     10.3(2)  Waiver of Specified Defaults; Amendment of Note
                              Agreements dated as of August 15, 1996.
                     27       Financial Data Schedule (required for electronic
                              filing only).

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


                              CHART HOUSE ENTERPRISES, INC. (Registrant)



Date: November 13, 1996             By:  /s/ HARRY F. ROBERTS
                                         --------------------------------------
                                         Harry F. Roberts
                                         President and Chief Executive Officer



                                    By:  /s/ WILLIAM R. KUNTZ, JR.
                                         --------------------------------------
                                         William R. Kuntz, Jr.
                                         Executive Vice President - Finance and
                                          Administration, General Counsel and
                                          Secretary



                                    By:  /s/ JAMES C. WENDLER
                                         --------------------------------------
                                         James C. Wendler
                                         Vice President and Chief Accounting
                                          Officer