Form 10-K
period 1996-12-31
CHART HOUSE ENTERPRISES INC
filed 1997-03-31
CIK 820757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     FOR THE FISCAL YEAR ENDED DECEMBER 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from __________________ to ____________________

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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S) 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 21, 1997 was $34,566,280.

  The number of shares outstanding of common stock as of March 21, 1997 was 9,904,263.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Stockholders for the year ended December 30, 1996 are incorporated herein by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 20, 1997 are incorporated herein by reference into Part III.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  As of December 30, 1996, Chart House Enterprises, Inc. (the "Company") operated 64 restaurants, consisting of 63 Chart Houses and one Peohe's. In addition, the Company operates a wholesale bakery under the name Solana Beach Baking Company. The Company sold its Paradise Bakery subsidiary in December 1995, and in May 1996, the Company sold its Islands restaurant operations. The Company was incorporated in Delaware on July 25, 1985. The Company's principal executive offices are located at 115 South Acacia Avenue, Solana Beach, California 92075, and its telephone number is (619) 755-8281.

  The following discussion describes the Company's operations.

OPERATIONS

  Chart House operations commenced in 1961 with the opening of the first Chart House in Aspen, Colorado by a predecessor of the Company. Today, there are 63 Chart House restaurants located in 22 states, Puerto Rico and the U.S. Virgin Islands.

  Chart House restaurants are full-service, casual dinner houses with a menu featuring fresh fish, seafood, steaks, chicken, prime rib, pasta dishes and as much salad and bread as the customer desires. Many of the Chart House restaurants feature an elaborate salad bar where the customer prepares his or her own salad and some Chart Houses have a seafood bar which offers various appetizers.

  The Company places great emphasis upon the location and exterior and interior design of each Chart House restaurant. Each Chart House is unique and designed to fit within and complement its surroundings. The restaurant buildings are environmentally sensitive and functional in design. Representative exteriors of Chart House restaurants range from the restored 1887 Victorian boathouse on Coronado Island in San Diego Bay to the modern three-tiered glass restaurant in Philadelphia overlooking the Delaware River. With a few exceptions, Chart House restaurants are free-standing buildings with dinner seating capacities ranging from 92 to 350 and an average seating capacity of 196. The restaurant interiors are casual in design and decor and are accentuated by nautical-themed and action/adventure oriented artwork.

  In 1996 the annual sales for Chart House restaurants currently in operation ranged from $846,000 to$7.2 million with an average annual sales per Chart House restaurant of $2.3 million. The average dinner check was approximately $24 per person, excluding alcoholic beverages. Almost all Chart House restaurants accept dinner reservations. The operating hours for Chart House restaurants are typically 5:00 p.m. to 11:00 p.m. on weekdays and 5:00 p.m. to 1:00 a.m. on weekends.

  Alcoholic beverages are available at all Chart House locations. The sale of alcoholic beverages accounted for approximately 22% of the revenues generated by Chart House restaurants during each of the past three years.

  Each Chart House restaurant is managed by one general manager and between one and six assistant managers, depending on the operating characteristics and size of the restaurant. On average, general managers possess approximately ten years experience with Chart House. The assistant managers generally are required to participate in a comprehensive management development program with progressive management assignments. In addition, each general manager is required to comply with an extensive operations manual which contains procedures to ensure uniform operations, consistently high quality products and service and proper accounting for restaurant operations. The general manager and his or her assistants are responsible for training restaurant employees.

  There are seven Chart House regional directors of operations, each of whom is responsible for eight to ten Chart House restaurants in a given area. The regional directors of operations report to the Vice President--Operations who is based in Connecticut, and who reports directly to the Executive Vice President--Operations of the Company. The duties of the directors of operations include supervising and assisting the managerial and staff employees of all Chart House restaurants.

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

 Solana Beach Baking Company

  The Company operates a wholesale bakery in a leased facility located in Carlsbad, California under the trade name "Solana Beach Baking Company." The wholesale bakery supplies bread and other baked goods to Chart House restaurants and also supplies muffins, croissants and other bakery products to several hotels, food service distributors and other third party accounts. In late-1994, the wholesale bakery began supplying cookies, cinnamon rolls and other baked goods to Starbucks retail coffee outlets throughout Southern California.


 Site Development

  The cost of opening a Chart House restaurant varies significantly from restaurant to restaurant, depending upon, among other things, the location of the site and whether the land, building, furniture, fixtures and equipment are purchased or leased. For example, the Alexandria, Virginia restaurant, a building which was constructed in 1990 on leased land, required total capital expenditures of approximately $4.8 million, while the Longboat Key, Florida restaurant, which involved construction of leasehold improvements to an existing structure in 1989, required total capital expenditures of approximately $955,000. Capital expenditures for the new Chart House in Newport, Kentucky, which was constructed on leased land and opened in April 1996, totaled about $2.9 million.

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

 Strategic Plan

  Over the past few years, the Company scaled back development of new Chart House restaurants, in large part due to the redirection of expansion efforts and capital to the development of Islands restaurants. In the fourth quarter of 1995, the Company adopted a new strategic plan to improve shareholder value by refocusing on its core business--Chart House restaurants. The new strategic plan called for selling the company's Paradise Bakery and Islands operations, and modernizing, revitalizing and expanding the Chart House concept. Key to the strategy were the upgrading of facilities, enhancement of menu offerings and increased marketing efforts at the Chart House restaurants. In addition, the Company planned, on a long-term basis, for management succession and reorganization, the selective disposition of restaurants that did not meet performance criteria, and the building of new Chart House restaurants at a moderate pace.

  The Company sold Paradise Bakery in December 1995, and in May 1996 completed the disposition of the Islands operations.

  The Company implemented major areas of the strategic plan in late 1995 and 1996. The Company remains, however, in the early stages of the program to revitalize and upgrade the restaurant facilities, pending resolution of current financing issues and other matters.

ISLANDS


  In May, 1996, the Company completed the sale of a 75% interest in its Islands restaurant operations to two affiliated partnerships of Islands Restaurants, L.P., the owner/licensor of the Islands concept, for a total price of $23 million in notes. The notes bear interest at a rate of 9% and are secured by restaurant assets. The Company has a 25% interest as a limited partner in each of the partnerships, and is entitled to periodic distributions based on available cash flows, as provided in the partnership agreements.

  As part of the transaction, the existing area development agreement and license and management agreement between the Company's subsidiary, Islands Restaurants, Inc. and Islands Restaurants, L.P. terminated, thereby relieving the Company of its obligation to continue developing Islands restaurants, and reverting the license and development rights back to Islands Restaurants, L.P., which also reassumed responsibility for managing its Islands restaurants in the Los Angeles and Dallas markets as well as the restaurants acquired from the Company.

PROCUREMENT OF FOOD AND SUPPLIES

  The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. Chart House restaurants have purchased virtually all of the meat and frozen seafood used in the restaurants on a national basis from one distributor for the past 27 years. Management believes that adequate alternative sources of supply are readily available.

EMPLOYEES AND LABOR RELATIONS

  As of December 30, 1996, the Company employed approximately 4,550 persons, of whom approximately 4,250 were hourly restaurant or clerical employees and approximately 300 were salaried, managerial employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations to be good.

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

MARKETING

  The Company has developed an extensive, coordinated marketing communications program. Prior to 1993, Chart House had not utilized any significant advertising other than yellow pages and selected local print advertising and limited test marketing programs in 1991 and 1992. The 1993 program developed for Chart House consisted of a national print media brand awareness campaign, and the implementation of the Aloha Club, a frequent diner program, in October 1993. Efforts in the past three years were devoted to various local and national advertising and promotional campaigns and to supporting the Aloha Club, which has a current enrollment of approximately 15,000 active members.

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

TRADEMARKS AND SERVICE MARKS

  The "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. The "Peohe's" logo and trademark were registered with the USPTO in 1988. The "Aloha Club" trademark and logo were registered with the USPTO in 1996. Applications to register a new corporate trademark and logo are pending with the USPTO.

  The "Chart House" trademark and logo are licensed by the Company to the operator of one Chart House restaurant located in Honolulu, Hawaii, and to the operator of a Chart House restaurant in Queensland, Australia.

EXECUTIVE OFFICERS OF THE COMPANY

  The following table sets forth certain information about the executive officers of the Company. Unless otherwise indicated, all positions are with Chart House Enterprises, Inc.

NAME                                  AGE        POSITIONS WITH THE COMPANY
----                                  ---        --------------------------
William R. Kuntz, Jr. ...............  47 Executive Vice President--Finance and
                                           Administration, General Counsel and
                                           Secretary
Stephen J. McGillin..................  44 Executive Vice President--Operations
Roy S. Bream.........................  58 Senior Vice President--Real Estate and
                                           Development
Pamela J. Robertson .................  51 Senior Vice President--Human Resources
Randall P. McNamara..................  42 Vice President--Operations

  Executive officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

  William R. Kuntz, Jr. has been Executive Vice President--Finance and Administration, General Counsel and Secretary since July 1996. He became chief financial officer in July 1996 and assumed, with Mr. McGillin, the duties and responsibilities of president and chief executive officer in November 1996. He was Executive Vice President, General Counsel and Secretary from February 1996 to July 1996. He joined the Company as Vice President, General Counsel and Secretary in June 1988. Mr. Kuntz was previously a partner in the Los Angeles and San Diego offices of Morgan, Lewis & Bockius, a national law firm.

  Stephen J. McGillin was named Executive Vice President--Operations of the Company in November 1996 and at that time assumed, with Mr. Kuntz, the duties and responsibilities of president and chief executive officer. From May 1996 to November 1996, he was Senior Vice President--Operations. Mr. McGillin has been an officer with the Chart House restaurant organization since 1991. Mr. McGillin has been with the Chart House restaurant organization continuously for the past 22 years.

  Roy S. Bream has been a Vice President of the Company since February 1993, and was named Senior Vice President--Real Estate and Development in July 1996. Mr. Bream was Vice President--Real Estate and Development of the Company from January 1994 to July 1996. From May 1992 to December 1993, he was President and Chief Operating Officer of the Company's subsidiary, Paradise Bakery, Inc. He was Director of Real Estate and Development of Paradise Bakery, Inc. from October 1990 to May 1992. Mr. Bream has been with the Chart House restaurant organization continuously for the last nine years.

  Pamela J. Robertson joined the Company in August 1996 as Senior Vice President--Human Resources. Ms. Robertson has been a human resources professional for 16 years and has been the senior human resources officer for Panda Management Company, Family Restaurants, The Wherehouse and the Federal Reserve Bank of San Francisco.

  Randall P. McNamara was named Vice President--Operations of the Company in March 1997. Mr. McNamara has been an officer of the Chart House restaurant organization since 1988. Mr. McNamara has been with the Chart House restaurant organization continuously for the last 22 years.

ITEM 2. PROPERTIES.

  A majority of the restaurant properties used by the Company are leased from others. The following table sets forth the number of restaurants owned, leased and operated pursuant to ground leases and the average remaining lease term (including renewal options) in years as of December 30, 1996. The table does not include owned properties or leases under which the Company was not engaged in restaurant operations at year end.

                                                                        AVERAGE
                                                                       REMAINING
                                                        GROUND           LEASE
                                       OWNED LEASED(1) LEASES(2) TOTAL  TERM(3)
                                       ----- --------- --------- ----- ---------
   Chart House........................   12      33        17      62      27
   Peohe's............................   --       1        --       1      29
                                        ---     ---       ---     ---
    Total.............................   12      34        17      63
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

  Substantially all of the owned Chart House restaurants and certain of the leased Chart House restaurants are subject to mortgages in favor of certain lenders. See Note 6 of the Notes to Consolidated Financial Statements as of December 30, 1996 for information with respect to security agreements and obligations under mortgages.

  The Company operates one Chart House restaurant under a management agreement with the owner of the property. The restaurant, located in Weehawken, New Jersey, covers approximately 22,000 square feet.

  Solana Beach Baking Company leases approximately 17,000 square feet of space in a building in Carlsbad, California for use as a wholesale bakery. The extended term of the lease expires in June 1998 and there is an option for an additional six month term.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The information appearing under the caption "Common Stock Information" on page 29 of the Company's Annual Report to Stockholders for the year ended December 30, 1996 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the Company and its subsidiaries on page 15 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 10 through 14 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS.

  The consolidated financial statements of the Company and its subsidiaries, listed under Item 14, appear on pages 16 through 27 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors. The information appearing under the caption "Election of Directors" on pages 30, 31 and 32 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 1997 (the "Proxy Statement") is incorporated herein by reference.

  Executive Officers. The information with respect to executive officers appearing under the caption "Executive Officers of the Company" is included in
Item 1 of this Annual Report on Form 10-K on page 5 and is incorporated herein by reference pursuant to general instruction G and instruction 3 to Item 401(b) of Regulation S-K.

  Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Security Ownership of Management--Compliance with Section 16(a) of the Exchange Act" on page 40 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information appearing under the caption "Executive Compensation" commencing on page 33 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information appearing under the captions "Principal Stockholders" on page 29 and "Security Ownership of Management" on page 39 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements:

    Included in Part II of this report are the following financial statements incorporated herein by reference to the following pages of the Annual Report.

                                                                          PAGE
                                                                          -----
   Consolidated Balance Sheets as of December 30, 1996 and December 31,
    1995................................................................. 16
   Consolidated Statements of Operations for the fiscal years 1996, 1995 and 1994............................................................. 17
   Consolidated Statements of Stockholders' Equity for the fiscal years
    1996, 1995 and 1994.................................................. 17
   Consolidated Statements of Cash Flows for the fiscal years 1996, 1995 and 1994............................................................. 18
   Notes to Consolidated Financial Statements............................ 19-27
   Report of Independent Public Accountants.............................. 28

   (2) Financial Statement Schedules:

  All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

   (3) Exhibits:

      3.1(1) Restated Certificate of Incorporation of the Company, as
             amended.(1)
         (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company.(2)
      3.2    Amended and Restated Bylaws of the Company.(1)
      4.1    Specimen Common Stock Certificate.(2)
      4.2    Section 203 of the Delaware General Corporation Law.(2)
     10.1(1) Amended and Restated Revolving Credit and Term Loan Agreement dated as of December 17, 1993 by and among Chart House, Inc.
              ("CHI"), as borrower, the Company, Big Wave, Inc., and Paradise
              Bakery, Inc., as guarantors, and The First National Bank of
              Boston ("FNBB") and Sanwa Bank California ("Sanwa"), as lenders, together with Restated Revolving Credit Notes dated December 17,
              1993.(7)
         (2) First Amendment dated September 30, 1994 to Amended and Restated
              Revolving Credit and Term Loan Agreement.(8)
         (3) Second Amendment dated April 24, 1995 to Amended and Restated
              Revolving Credit and Term Loan Agreement.(10)
         (4) Third Amendment dated June 14, 1995 to Amended and Restated
              Revolving Credit and Term Loan Agreement.(10)
         (5) Fourth Amendment dated August 25, 1995 to Amended and Restated
              Revolving Credit and Term Loan Agreement.(10)
         (6) Waiver of Specified Defaults; Amendment to Credit Agreement dated as of August 14, 1996.(13)
         (7) Fifth Amendment dated November 8, 1996 to Amended and Restated
              Revolving Credit Agreement.
     10.2(1) Amended and Restated Security and Inter-Creditor Agreement dated as of December 17, 1993 by and among CHI, as debtor, and FNBB, as security agent for itself, Sanwa and Metropolitan Life Insurance
              Company ("Metropolitan"), as secured parties.(7)
     10.2(2) Amended and Restated Pledge Agreement dated as of December 17,
              1993 by and among CHI, as pledgor, and FNBB, as pledgee on behalf of itself, Sanwa and Metropolitan.(7)

     10.2(3)    Amended and Restated Notice of Security Interest in Trademarks
                 dated December 17, 1993 by CHI in favor of FNBB, as security agent for itself, Sanwa and Metropolitan.(7)
     10.2(4)    Amended and Restated Pledge Agreement dated as of December 17,
                 1993 by and among the Company, as pledgor, and FNBB, as
                 pledgee on behalf of itself, Sanwa and Metropolitan.(7)
     10.2(5)    Security and Inter-Creditor Agreement dated as of December 17,
                 1993 by and among Big Wave, Inc., as debtor, and FNBB, as
                 security agent for itself, Sanwa and Metropolitan, as secured parties.(7)
     10.3(1)    Amended and Restated Note Purchase and Guarantee Agreement
                 dated as of December 30, 1993 by and among CHI, as note
                 issuer, the Company, Big Wave, Inc., and Paradise Bakery,
                 Inc., as guarantors, and Metropolitan, as note purchaser, with respect to CHI's 10.40% Senior Secured Notes Due 2000.(7)
         (2)    Waiver of Specified Defaults; Amendment of Note Agreements
                 dated as of August 15, 1996.(13)
         (3)    Amendment dated as of November 12, 1996 to Note Purchase and
                 Guarantee Agreements with respect to 10.4% Senior Secured
                 Notes Due 2000 and 6.69% Senior Secured Notes Due 2001.
     10.4       Note Purchase and Guarantee Agreement dated as of December 30,
                 1993 by and among CHI, as note issuer, the Company, Big Wave,
                 Inc., and Paradise Bakery, Inc., as guarantors, and
                 Metropolitan, as note purchaser, with respect to CHI's 6.69%
                 Senior Secured Notes Due 2001.(7)
     10.5(1)    Registration Rights Agreement dated November 27, 1985 among the
                 Company and its stockholders.(1)
         (2)    First Amendment to Registration Rights Agreement dated as of
                 April 28, 1986.(1)
         (3)    Second Amendment to Registration Rights Agreement dated as of
                 April 21, 1987.(1)
         (4)    Third Amendment to Registration Rights Agreement dated as of
                 September 6, 1989.(3)
     10.6       [Intentionally Omitted]
     10.7       [Intentionally Omitted]
     10.8       Marks Licensing Agreement and Settlement Agreement, each dated as of June 30,
                 1987 between CHI and Cabell Enterprises, Inc.(1)
     10.9       Compensatory Plans, Contracts and Agreements:
         (1)    1985 Incentive Stock Option Plan of the Company, as amended.(1)
         (2)(a) 1989 Non-Qualified Stock Option Plan of the Company.(2)
            (b) Form of 1989 Non-Qualified Stock Option Plan Agreement.(2)
         (3)(a) 1992 Stock Option Plan.(5)
            (b) Form of 1992 Stock Option Plan Agreement.(5)
         (4)    Non-Qualified Stock Option Agreement dated as of June 1, 1988 between the Company
                 and William R. Kuntz, Jr.(2)
         (5)(a) Chart House Enterprises, Inc. Corporate Employees 401(k) Plan,
                 amended and restated as of January 1, 1996.(11)
            (b) Chart House Enterprises, Inc. Restaurant Employees 401(k) Plan
                 dated as of January 1, 1996.(11)
            (c) [Intentionally Omitted]

                    (d) Trust Agreement between Shearson Lehman Trust Company
                         and the Company,
                         effective as of June 24, 1993.(7)
                (6)     Executive Benefit and Wealth Accumulation Plan of the
                         Company, effective January 27,
                         1986.(1)
                (7)     Chart House Enterprises, Inc. Incentive Compensation
                         Plan, effective January 1,
                         1993.(6)
                (8)     Form of Chart House Enterprises, Inc. Executive
                         Severance Agreement.(11)
                (9) (a) 1996 Stock Option Plan.
                    (b) Form of 1996 Stock Option Plan Agreement.
                (10)    1996 Nonemployee Director Stock Compensation Plan.
                (11)(a) Restaurant Management Bonus Compensation Plan dated
                         October 1, 1996.
                    (b) Corporate Management Bonus Compensation Plan dated
                         January 1, 1997.
           10.10(1)     Warrant Agreement dated as of September 6, 1989 between
                         the Company and FBMIP, together with form of
                         Warrant.(3)
                (2)     Registration Rights Agreement dated as of September 6,
                         1989 between the Companyand FBMIP.(3)
           10.11(a)     Stock Purchase Agreement dated as of December 30, 1988
                         by and among Luther'sAcquisition Corporation, CHI and
                         Luther's Bar-B-Que, Inc.(2)
                (b)     Registration Rights Agreement dated as of December 30,
                         1988 between Luther's Acquisition Corporation and
                         certain shareholders, including CHI.(2)
                (c)     Shareholders' Agreement dated as of December 30, 1988
                         by and among Luther's Acquisition Corporation and
                         certain shareholders, including CHI.(2)
           10.12        Amended and Restated Area Development and License
                         Agreement dated as of December 16, 1993 by and between
                         Islands Restaurants and Big Wave, Inc.(7)
           10.13        Management Agreement dated as of December 16, 1993 by
                         and between Islands Restaurants and Big Wave, Inc.(7)
           10.14        Management Agreement dated as of February 14, 1994 by
                         and between North Pier Associates and CHI.(8)
           10.15(1)     Asset Purchase Agreement dated December 20, 1994 among
                         Cork 'N Cleaver, Inc., Seward's Folly, Inc., and
                         Walter Seward.(8)
                (2)     Asset Purchase Agreement dated December 20, 1994 among
                         Cork 'N Cleaver of
                         Kalamazoo, Inc., Seward's Folly Michigan, Inc. and
                         Walter Seward.(8)
                (3)     Management Agreement dated as of December 20, 1994
                         between Cork 'N Cleaver of Kalamazoo, Inc., Seward's
                         Folly Michigan, Inc. and Walter Seward.(8)
           10.16(1)     Agreement dated as of June 1, 1995 by and between the
                         Edward Fineman Company, Inc. and CHI.(10)
                (2)     Agreement dated as of June 1, 1995 by and between the
                         Edward Fineman Company, Inc. and Islands Restaurants,
                         Inc.(10)
           10.17        Stock Purchase Agreement dated as of December 14, 1995
                         by and among Java Centrale, Inc., the Company and
                         Paradise Bakery, Inc.(9)
           10.18(1)     Asset Purchase Agreement dated as of March 18, 1996 by
                         and between Islands Restaurants, Inc. and Islands
                         Florida LP (with attached Form of Promissory
                         Note).(11)
                (2)     Partnership Interest Purchase Agreement dated as of
                         March 18, 1996 by and between Islands Restaurants,
                         Inc. and Islands CA/AZ Holdings LP (with attached Form
                         of Promissory Note).(11)

          (3)  Termination of License Agreement.(12)
          (4)  Termination of Management Agreement.(12)
     13.       Annual Report to Stockholders for the year ended December 30, 1996.
     21.       Subsidiaries of the Company.
     23.       Consent of Arthur Andersen LLP, Independent Public Accountants.
     27.       Financial Data Schedule (required for electronic filing only).

--------
(1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
(3) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1989.
(4) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1990.
(5) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.
(6) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1992.
(7)Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.
(8) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.
(9) Filed as an exhibit to Form 8-K dated January 12, 1996, for the event reported as of December 31, 1995.
(10) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1995.
(11) Filed as an exhibit to Form 10-Q for the quarterly period ended April 1, 1996.
(12) Filed as an exhibit to Form 8-K dated May 28, 1996, for the event reported as of May 14, 1996.
(13) Filed as an exhibit to Form 10-Q for the quarterly period ended September 30, 1996.

  (b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the fourth quarter of the fiscal year covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                          CHART HOUSE ENTERPRISES, INC.
Date: March 28, 1997
                                          By       WILLIAM R. KUNTZ, JR.
                                          -------------------------------------
                                                   William R. Kuntz, Jr.
                                             Executive Vice President--Finance
                                                and Administration, General
                                                   Counsel and Secretary

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                      NAME                                TITLE                 DATE
                                                Executive Vice President
                                                      --Finance and
                                                 Administration, General
                                                  Counsel and Secretary
                                                 (Co-Principal Executive
                                                  Officer and Principal
                                                   Financial Officer);
             WILLIAM R. KUNTZ, JR.                      Director           March 28, 1997
-----------------------------------------------------------------
         William R. Kuntz, Jr.

                                                     Executive Vice
                                                  President--Operations
                                                 (Co-Principal Executive
              STEPHEN J. McGILLIN                       Officer)           March 28, 1997
-----------------------------------------------------------------
          Stephen J. McGillin

                                                   Vice President and
                                                Chief Accounting Officer
                                                  (Principal Accounting
               JAMES C. WENDLER                         Officer)           March 28, 1997
-----------------------------------------------------------------
           James C. Wendler

            WILLIAM M. DIEFENDERFER                     Director           March 26, 1997
-----------------------------------------------------------------
        William M. Diefenderfer

                F. PHILIP HANDY                         Director           March 28, 1997
-----------------------------------------------------------------
            F. Philip Handy

               WILLIAM E. MAYER                         Director           March 28, 1997
-----------------------------------------------------------------
           William E. Mayer

                ARTHUR J. NAGLE                         Director           March 28, 1997
-----------------------------------------------------------------
            Arthur J. Nagle

                  SAMUEL ZELL                           Director           March 28, 1997
-----------------------------------------------------------------

              Samuel Zell