Form 10-Q
period 1997-03-31
CHART HOUSE ENTERPRISES INC
filed 1997-05-12
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997
                                     --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from            to
                                     -----------   -----------

Commission File Number     1-9684
                       --------------


                         CHART HOUSE ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Delaware                                    33-0147725
--------------------------------------------------------------------------------
(State of other jurisdiction of                      (I.R.S. Employer
Incorporation or organization)                      Identification No.)


          115 South Acacia Avenue, Solana Beach, California 92075-1803
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


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

                          Yes  X          No
                              ---            ---

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1997:

                  Common Stock ($.01 par value) -  9,908,257
                                                   ---------

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                  March 31,    December 30,
ASSETS                                              1997            1996
                                                 -----------   ------------
                                                 (Unaudited)

Current Assets:
  Cash                                             $    329        $    204
  Accounts Receivable                                 3,640           4,807
  Refundable Income Taxes                             1,852           1,852
  Inventories                                         2,900           3,226
  Prepaid Expenses and Other Current Assets             672             882
                                                   --------        --------

      Total Current Assets                            9,393          10,971
                                                   --------        --------

Property and Equipment, at Cost:
  Land                                                7,655           7,655
  Buildings                                          27,253          27,207
  Equipment                                          39,572          39,530
  Leasehold Interests & Improvements                 72,243          72,011
  Construction in Progress                              503             787
                                                   --------        --------

                                                    147,226         147,190

Less:  Accumulated Depreciation and Amortization     55,355          53,643
                                                   --------        --------

      Net Property & Equipment                       91,871          93,547
                                                   --------        --------

Leased Property under Capital Leases,
 Less Accumulated Amortization of
 $4,789 in 1997 and $4,561 in 1996                    5,444           5,672
                                                   --------        --------

Assets of Business Transferred Under
 Contractual Arrangements                            23,263          23,416
                                                   --------        --------

Other Assets and Goodwill, Net                       15,005          15,319
                                                   --------        --------

                                                   $144,976        $148,925
                                                   ========        ========


The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)




                                            March 31,    December 30,
LIABILITIES AND STOCKHOLDERS' EQUITY          1997            1996
                                           -----------   ------------
                                           (Unaudited)

Current Liabilities:
  Current Portion of Long-Term Debt          $  4,000        $  6,000
  Current Portion of Obligations under
   Capital Leases                                 787             772
  Accounts Payable                              3,831           3,303
  Accrued Liabilities                          11,290          13,466
                                             --------        --------

      Total Current Liabilities                19,908          23,541
                                             --------        --------

Long-Term Debt                                 34,700          44,200
                                             --------        --------

Long-Term Obligations under Capital Leases      6,094           6,299
                                             --------        --------

Deferred Income Taxes                           3,577           3,577
                                             --------        --------

Stockholders' Equity:
Preferred Stock, $1.00 par value,
 authorized 10,000,000 shares;
 none outstanding                                   -               -
Common Stock, $.01 par value,
 authorized 30,000,000 shares; 9,904,263
 shares outstanding in 1997 and
 8,262,513 in 1996                                 99              83
Additional Paid-In Capital                     50,844          42,145
Retained Earnings                              29,754          29,080
                                             --------        --------

      Total Stockholders' Equity               80,697          71,308
                                             --------        --------

                                             $144,976        $148,925
                                             ========        ========

The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)



                                           First Quarter      First Quarter
                                          Ended March 31,    Ended April 1,
                                                1997              1996
                                          ----------------   ---------------

Revenues                                      $38,347           $43,246
                                              -------           -------

Costs and Expenses:
  Cost of Sales                                11,828            12,552
  Restaurant Labor                             10,333            12,432
  Other Operating Costs                         9,106            10,696
  Selling, General and
   Administrative Expenses                      3,029             3,883
  Depreciation and Amortization                 2,384             2,705
  Restructuring Charges                             -               710
  Interest Expense                              1,181             1,178
  Interest Income                                (491)              (36)
                                              -------           -------

      Total Costs and Expenses                 37,370            44,120
                                              -------           -------

Income (Loss) Before Income Taxes                 977              (874)
Provision (Benefit) for Income Taxes              303              (244)
                                              -------           -------

Net Income (Loss)                             $   674           $  (630)
                                              =======           =======

Net Income (Loss) Per Common Share            $   .08           $  (.08)
                                              =======           =======

Weighted Average Shares Outstanding             8,647             8,264
                                              =======           =======


The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                               First Quarter       First Quarter
                                                              Ended March 31,    Ended April 1,
                                                                    1997               1996
                                                              ---------------    -----------------

Cash Flows from Operating Activities:
Net Income (Loss)                                                $   674             $  (630)
Adjustments to Reconcile Net Income (Loss) to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                    2,384               2,705
  Loss on Retirement and Disposition of Assets                        90                  29
  Change in Net Current Liabilities                                   55                 460
                                                                 -------             -------

         Cash Provided by Operating Activities                     3,203               2,564
                                                                 -------             -------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                            (419)             (3,734)
 Reductions of Other Assets                                          170                  99
 Proceeds from Disposition of Assets                                  19                  11
 Payments Received on Notes                                          127                   -
                                                                 -------             -------

         Cash Used in Investing Activities                          (103)             (3,624)
                                                                 -------             -------

Cash Flows from Financing Activities:
 Principal Payments on Obligations under Capital Leases             (190)               (111)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                       (5,500)              1,126
 Payment of Long-Term Debt                                        (6,000)                  -
 Net Proceeds from Sale/Issuance of Common Stock                   8,715                  38
                                                                 -------             -------

         Cash Provided by (Used in) Financing Activities          (2,975)              1,053
                                                                 -------             -------

Increase (Decrease) in Cash                                          125                  (7)
Cash, Beginning of Period                                            204                 245
                                                                 -------             -------

Cash, End of Period                                              $   329             $   238
                                                                 =======             =======

The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)
                                  (Unaudited)


                                                            First Quarter       First Quarter
                                                           Ended March 31,     Ended April 1,
                                                                 1997               1996
                                                           ---------------     -----------------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                             $ 1,167              $  392
  Decrease in Inventories                                         326                 250
  Decrease in Prepaid Expenses and Other
   Current Assets                                                 210                 232
  Increase (Decrease) in Accounts Payable                         528                (796)
  Increase (Decrease) in Accrued Liabilities                   (2,176)                382
                                                              -------              ------

         Change in Net Current Liabilities                    $    55              $  460
                                                              =======              ======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                        $ 1,596              $1,694
  Income Taxes (Net of Refunds)                               $    21              $ (289)


The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended March 31, 1997 and April 1, 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-
Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 1996.


(2)  NET INCOME (LOSS) PER COMMON SHARE

     Earnings per share calculations are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during the period. Anti-dilutive securities are excluded from calculations of any loss per share.

     In February 1997, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). The statement specifies the computation, presentation, and disclosure requirements for earnings per share. The statement is effective for financial statements for periods ending after December 15, 1997. Earlier application is not permitted. However, management believes that pro forma earnings per share amounts computed using SFAS 128 would not be significantly different from the amounts shown in the accompanying consolidated statements of operations.

(3)  LONG-LIVED ASSETS

     On a regular basis, the Company evaluates and assesses its assets and properties for impairment under the guidelines of Financial Accounting Standards Board Statement No. 121 ("Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of"), and makes appropriate adjustments if and when an asset is deemed to be impaired.

(4)  LONG-TERM DEBT

     The amount of current portion of long-term debt at December 30, 1996 represented two installments due under the 6.69% and 10.4% senior secured notes ($3,000,000 each), which were paid in March 1997 (See Note 5). The next scheduled payment is a $4,000,000 installment under the 6.69% senior note due in January 1998, which is shown as a current liability on the balance sheet at March 31, 1997.

     In March 1997, in connection with a sale of shares of common stock (See
Note 5), the Company and its lenders amended certain terms of the existing debt agreements to, among other things, extend the maturity date of bank borrowings under the revolving credit agreement from October 1, 1997 to April 1, 1998, reduce the revolving credit commitment amount from $24 million to $20.4 million, and enter into further discussions regarding modifications of other terms under the debt agreements.

(5)  STOCKHOLDERS' EQUITY

     In March 1997, the Company agreed to sell 3,400,000 newly-issued shares of common stock in a private placement to an investment company at $5.75 per share for a total sale price of $19.5 million.

     The initial sale of 1,641,750 shares for $9.4 million was completed in March 1997. An additional 1,758,250 shares will be sold for $10.1 million, subject to approval by the Company's shareholders at the annual meeting to be held in May 1997. Transaction costs are estimated at approximately $1.1 million ($725,000 related to the initial sale transaction, with the remainder contingent upon completion of the additional sale transaction).

     The Company used the net proceeds from the initial sale transaction to repay $6.0 million of scheduled principal installments due in 1997 under two senior secured notes (See Note 4), with the remainder of the net proceeds from the initial sale applied to reduce outstanding borrowings under the revolving credit agreement. The Company intends to use the net proceeds from the sale of the additional shares to further reduce existing indebtedness.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly periods ended March 31, 1997 and April 1, 1996. The results of operations for the first thirteen weeks of 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 1997. The dollar amounts in the table below are in thousands.



                                   First Quarter                First Quarter
                                  Ended March 31,               Ended April 1,
                                       1997                         1996
                                --------------------      ----------------------
                                Dollars      Percent      Dollars        Percent
                                -------      -------      -------        -------
                                                 (Unaudited)

Revenues                        38,347        100.0        43,246         100.0
                                ------        -----        ------         -----

Costs and Expenses:
 Cost of Sales                  11,828         30.8        12,552          29.0
 Restaurant Labor               10,333         26.9        12,432          28.7
 Other Operating Costs           9,106         23.8        10,696          24.8
 Selling, General and
  Administrative                 3,029          7.9         3,883           9.0
  Expenses
 Deprecation and Amortization    2,384          6.2         2,705           6.3
 Restructuring Charges               -            -           710           1.6
 Interest Expense                1,181          3.1         1,178           2.7
 Interest Income                  (491)        (1.3)          (36)          (.1)
                                ------        -----        ------        ------

      Total Costs and           37,370         97.4        44,120        (102.0)
       Expenses                 ------        -----        ------        ------

Income (Loss) Before Income        977          2.6          (874)         (2.0)
 Taxes
Provision (Benefit) for            303           .8          (244)          (.5)
 Income Taxes                   ------        -----        ------        ------

Net Income (Loss)                  674          1.8          (630)         (1.5)
                                ======        =====        ======        ======

     Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to revenues. Accordingly, the discussion below follows this approach.

     Revenues for the first quarter decreased by $4,899,000 from $43,246,000 in 1996 to $38,347,000 in 1997. The disposition of the Islands restaurant operations in May 1996 accounted for a decrease in revenues of $7,495,000. One Chart House restaurant which opened in 1996 and two restaurants which re-opened after temporary shutdown contributed to an increase in revenues of $1,131,000. Comparable sales (sales at restaurants open the entire quarter of both years) were up by approximately $1.2 million, or 3.5%. There were several factors that management believes contributed to the comparable sales increase, among them:
(i) the addition of New Year's Eve to the 1997 first quarter as a result of period end timing; (ii) milder weather in the Northeast compared to last year;
(iii) Easter week falling in March instead of the first week in April as in 1996; and (iv) higher check averages because of menu adjustments made in late-1996. Comparable customer counts were slightly down (about 1%) from the prior year period.

     Several cost and expense categories (as well as revenues) in the consolidated income statement were lower in 1997 than 1996 because of the disposition of the Islands restaurants. However, the disposition did not have a material effect on 1997 first quarter net income compared to 1996 first quarter net income.

     Chart House restaurant operating margins overall were consistent between years. Cost of sales as a percentage of revenues was higher primarily because of the significant menu changes made beginning in the second quarter of 1996 which have continued to affect gross margins through the first quarter of 1997. Restaurant labor was significantly lower than last year, as the Company has focused efforts on further controlling restaurant hourly labor costs to counter the effects of Federal and state minimum wage increases. Other operating costs and depreciation and amortization, without the Islands restaurants, did not change materially as a percentage of revenues between years.

     Selling, general and administrative expenses in 1997 were $854,000 lower than in 1996. The disposition of Islands accounted for $244,000 of the difference. In addition, the Company reduced its marketing and promotional-related expenses in 1997. The remainder of the decrease is due primarily to decreases in administrative payroll costs because of organizational changes made throughout last year. Special severance and compensation costs of $710,000, incurred in the first quarter of 1996 as a result of the turnover of the Company's former chief executive officer, are shown separately as restructuring charges.

     Interest expense was largely unchanged from 1996 to 1997, as overall debt levels were relatively constant during the two quarterly periods. (Proceeds from the sale of shares were not applied to reduce debt until the end of the quarter). Prevailing interest rates under the revolving credit agreement were also relatively constant.

     Interest income was $455,000 higher in 1997 because of interest earned on a note received in connection with the sale of the Islands restaurants in May 1996.

     The provision for or benefit from income taxes reflects effective rates of 31% for the first quarter of 1997 and 28% for the first quarter of 1996.

     As a result of the foregoing, net income increased by $1,304,000 from a net loss of $630,000 for the first quarter of 1996 to net income of $674,000 for the first quarter of 1997.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with three banks which provides a $20,400,000 line of credit (reduced from $24,000,000 in March 1997, as discussed below) with interest at the agent bank's base rate (or LIBOR plus 1.50%). Net cash flows from operating, financing and investing activities are used primarily to reduce or increase those borrowings. During the first quarter of 1997, the Company decreased its revolving credit borrowings by $5,500,000. At March 31, 1997, the Company had outstanding borrowings of $13,700,000 under the revolving credit agreement.

     The Company's strategic plan initially allocates capital resources to revitalizing the existing base of Chart House restaurants. The Company plans to invest a significant amount of capital over the next approximately three years under the Chart House restaurant facility revitalization program.
Revitalization activity will proceed on a prioritized basis in 1997. The Company has planned upgrading activity in 1997 for approximately twenty restaurants, which will devote capital resources, in a cost-effective way, to the components that management believes will be noticed by Chart House customers: paint, carpeting, lighting, sound systems, and cookline upgrades, among other things. Current projections for capital expenditures for 1997 are between $6 and $8 million.

     Management believes that cash flows from operations will be sufficient to fund planned capital expenditure activity in 1997. Borrowings under the revolving credit agreement are expected to be available to meet any other funding requirements not met by cash flows from operations.

     In 1996, the Company and its lenders amended certain terms of the existing debt agreements to establish October 1, 1997 as the due date for outstanding revolving credit borrowings. In addition, the principal payments of $3.0 million payable in January 1997 and $3.0 million payable in July 1997 under the two senior secured notes were deferred until October 1, 1997. In the first quarter of 1997, the Company completed a process that had begun in late-1996 to seek and obtain alternative financing in order to reduce the amounts owed to its existing lenders and to provide capital needed to enable the Company to move forward with its revitalization plan.

     On March 10, 1997, the Company agreed to sell 3,400,000 newly-issued shares of common stock in a private placement to an investment company at $5.75 per share, for a total sale price of $19.5 million. The initial sale of 1,641,750 shares for $9.4 million was completed in March 1997. An additional 1,758,250 shares will be sold for $10.1 million, subject to approval by the Company's shareholders at the annual meeting to be held in May 1997. The Company used the net proceeds from the initial sale transaction to repay the $6.0 million of scheduled principal installments due in 1997 under the two senior secured notes and to reduce outstanding borrowings under the revolving credit agreement. The Company intends to use the net proceeds from the additional sale transaction to further reduce existing indebtedness.

     In March 1997, the Company and its lenders further amended certain terms of the existing debt agreements to extend the maturity date on the revolving credit borrowings from October 1, 1997 to April 1, 1998, and to make certain other immediate modifications to the debt agreements, including a reduction in the revolving credit commitment amount from $24.0 million to $20.4 million. Giving effect to the sale of the initial shares and the application thereof to the revolving credit borrowings, management believes the Company will have sufficient liquidity under its credit facility. The Company and its lenders are in discussions to modify terms of the existing credit facility. Among other modifications, the Company will seek to establish a longer term revolving credit facility. The Company's lenders have notified the Company that any such modifications would be contingent upon, among other conditions, completing the sale of the additional shares (totaling $10.1 million). There can be no assurance that such debt agreements will be modified on terms satisfactory to the Company.

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

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
   (a)   Exhibits.
         Exhibit No. 10.1(7)  Sixth Amendment dated March 28, 1997 to Amended and Restated Revolving Credit Agreement.
                     10.3(4) Amendment dated as of March 28, 1997 to Note Purchase and Guarantee Agreements with respect to 10.4% Senior Secured Notes Due 2000 and 6.69% Senior Secured Notes Due 2001.
                     10.19(1) Stock Purchase and Sale Agreement dated as of
                              March 10, 1997 between Chart House Enterprises, Inc., Chart House Investors, LLC and Alpha/ZFT Partnership.
                     10.19(2) Standstill Agreement dated as of March 10, 1997
                              between Chart House Enterprises, Inc.,
                              Chart House Investors, LLC and Alpha/ZFT
                              Partnership.
                     27 Financial Data Schedule (required for electronic filing only).

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


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  May 8, 1997               By:  /s/ WILLIAM R. KUNTZ, JR.
                                      --------------------------------------
                                      William R. Kuntz, Jr.
                                      Executive Vice President - Finance and
                                      Administration, General Counsel and
                                      Secretary



                                  By: /s/ JAMES C. WENDLER
                                      -------------------------------------
                                       James C. Wendler
                                       Vice President and Chief Accounting
                                       Officer