Form 10-Q
period 1997-06-30
CHART HOUSE ENTERPRISES INC
filed 1997-08-11
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1997
                                     -------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________

Commission File Number         1-9684
                       ---------------------


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

                                  YES  X   NO
                                     ----    ----

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1997:

                 Common Stock ($.01 par value) -  11,684,334
                                                 --------------

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                 June 30,                December 30,
ASSETS                                                             1997                       1996
                                                             ----------------          -----------------
                                                               (Unaudited)
Current Assets:
  Cash                                                              $    290                    $    204
  Accounts Receivable                                                  3,104                       4,807
  Refundable Income Taxes                                                  -                       1,852
  Inventories                                                          2,849                       3,226
  Prepaid Expenses and Other Current Assets                              663                         882
                                                                    --------                    --------

      Total Current Assets                                             6,906                      10,971
                                                                    --------                    --------

Property and Equipment, at Cost:
  Land                                                                 7,655                       7,655
  Buildings                                                           27,196                      27,207
  Equipment                                                           39,701                      39,530
  Leasehold Interests & Improvements                                  72,192                      72,011
  Construction in Progress                                             1,336                         787
                                                                    --------                    --------

                                                                     148,080                     147,190

Less:  Accumulated Depreciation and Amortization                      56,467                      53,643
                                                                    --------                    --------

      Net Property & Equipment                                        91,613                      93,547
                                                                    --------                    --------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $5,017 in 1997 and $4,561 in 1996                     5,216                       5,672
                                                                    --------                    --------

Assets of Business Transferred Under Contractual
 Arrangements                                                         22,893                      23,416
                                                                    --------                    --------

Other Assets and Goodwill, Net                                        14,504                      15,319
                                                                    --------                    --------


                                                                    $141,132                    $148,925
                                                                    ========                    ========



      The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                 June 30,                 December 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1997                       1996
                                                             -----------------          -----------------
                                                                (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Debt                                  $  4,000                    $  6,000
  Current Portion of Obligations under Capital Leases                     788                         772
  Accounts Payable                                                      3,972                       3,303
  Accrued Liabilities                                                  14,013                      13,466
                                                                     --------                    --------

      Total Current Liabilities                                        22,773                      23,541
                                                                     --------                    --------

Long-Term Debt                                                         18,100                      44,200
                                                                     --------                    --------

Long-Term Obligations under Capital Leases                              5,902                       6,299
                                                                     --------                    --------

Deferred Income Taxes                                                   3,645                       3,577
                                                                     --------                    --------

Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                                   -                           -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,682,357 shares outstanding in 1997 and
 8,262,513 in 1996                                                        117                          83
Additional Paid-In Capital                                             60,616                      42,145
Retained Earnings                                                      29,979                      29,080
                                                                     --------                    --------

      Total Stockholders' Equity                                       90,712                      71,308
                                                                     --------                    --------

                                                                     $141,132                    $148,925
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

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                             Thirteen Weeks        Thirteen Weeks           Twenty-Six Weeks      Twenty-Six Weeks
                                             Ended June 30,        Ended July 1,             Ended June 30,        Ended July 1,
                                                  1997                 1996                      1997                  1996
                                           -------------------   ------------------       --------------------   ------------------

Revenues                                              $39,344              $43,897                    $77,691              $87,143
                                                      -------              -------                    -------              -------

Operating Expenses:
  Cost of Sales                                        11,859               13,505                     23,687               26,057
  Restaurant Labor                                     10,805               12,487                     21,138               24,919
  Other Operating Costs                                 9,520               10,984                     18,626               21,680
  Selling, General and Administrative
   Expenses                                             3,062                3,582                      6,091                7,465
  Depreciation and Amortization                         2,366                2,384                      4,750                5,089
  Write Down of Assets and
   Restructuring and Unusual Charges                      933                  619                        933                1,329
  Interest Expense                                        971                1,181                      2,152                2,359
  Interest Income                                        (498)                (272)                      (989)                (308)
                                                      -------              -------                    -------              -------

      Total Costs of Expenses                          39,018               44,470                     76,388               88,590
                                                      -------              -------                    -------              -------

Income (Loss) Before Income Taxes                         326                 (573)                     1,303               (1,447)
Provision (Benefit) for Income Taxes                      101                 (161)                       404                 (405)
                                                      -------              -------                    -------              -------

Net Income (Loss)                                     $   225              $  (412)                   $   899              $(1,042)
                                                      =======              =======                    =======              =======

Net Income (Loss) Per Common Share                    $   .02              $  (.05)                   $   .09              $  (.13)
                                                      =======              =======                    =======              =======

Weighted Average Shares Outstanding                    10,723                8,287                      9,686                8,285
                                                      =======              =======                    =======              =======


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                              Twenty-Six Weeks    Twenty-Six Weeks
                                                               Ended June 30,       Ended July 1,
                                                                    1997              1996
                                                              -----------------   -----------------
Cash Flows from Operating Activities:
Net Income (Loss)                                                     $    899             $(1,042)
Adjustments to Reconcile Net Income (Loss) to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                          4,750               5,089
  Deferred Income Taxes                                                     68                   -
  Loss on Retirement and Disposition of Assets                             243                 481
  Change in Net Current Liabilities                                      5,367                 (34)
                                                                      --------             -------

         Cash Provided by Operating Activities                          11,327               4,494
                                                                      --------             -------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                                (2,283)             (7,364)
 Reductions of Other Assets                                                433                 331
 Proceeds from Disposition of Assets                                        21                  11
 Payments Received on Notes                                                564                  85
                                                                      --------             -------

         Cash Used in Investing Activities                              (1,265)             (6,937)
                                                                      --------             -------

Cash Flows from Financing Activities:
 Principal Payments on Obligations under
  Capital Leases                                                          (381)               (202)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                            (16,100)              2,526
 Payments of Long-Term Debt                                            (12,000)                  -
 Net Proceeds from Sale/Issuance of Common Stock                        18,505                  79
                                                                      --------             -------

         Cash Provided by (Used in) Financing Activities                (9,976)              2,403
                                                                      --------             -------

Increase (Decrease) in Cash                                                 86                 (40)
Cash, Beginning of Period                                                  204                 245
                                                                      --------             -------

Cash, End of Period                                                   $    290             $   205
                                                                      ========             =======

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (IN THOUSANDS)
                                  (UNAUDITED)


                                                           Twenty-Six Weeks    Twenty-Six Weeks
                                                            Ended June 30,       Ended July 1,
                                                                 1997               1996
                                                           -----------------   -----------------

The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                                   $ 1,703              $  139
  Decrease in Refundable Income Taxes                                 1,852                   -
  Decrease in Inventories                                               377                  12
  (Increase) Decrease in Prepaid Expenses and Other
   Current Assets                                                       219                 (29)
  Increase (Decrease) in Accounts Payable                               669                (255)
  Increase in Accrued Liabilities                                       547                  99
                                                                    -------              ------

         Change in Net Current Liabilities                          $ 5,367              $  (34)
                                                                    =======              ======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                              $ 2,442              $2,518
  Income Taxes (Net of Refunds)                                     $(1,875)             $  172

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and six month periods ended June 30, 1997 and July 1, 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(4)  LONG-TERM DEBT

     Long-term debt of the Company is as follows (in 000's):

                                       June 30,   Dec. 30,
                                         1997       1996
                                       --------   --------

     Notes Payable to Banks under
      Credit Agreement                  $ 3,100    $19,200
     6.69% Senior Secured Note           16,000     19,000
     10.4% Senior Secured Note            3,000     12,000
                                        -------    -------
                                         22,100     50,200
     Less:  Current Portion               4,000      6,000
                                        -------    -------

                                        $18,100    $44,200
                                        =======    =======

     The amount of current portion of long-term debt at December 30, 1996 represented two installments due under the 6.69% and 10.4% senior secured notes ($3,000,000 each), which were paid in March 1997 (See Note 5). The two succeeding principal installments under the 10.4% senior note ($3,000,000 each, due in July 1998 and July 1999) were prepaid in June 1997. The next scheduled debt payment is a $4,000,000 installment under the 6.69% senior note due in January 1998, which is shown as a current liability on the balance sheet at June 30, 1997.

     In March 1997 and June 1997, the Company and its lenders amended certain terms of the existing debt agreements to, among other things, provide for early payment of debt (without prepayment penalty) with proceeds from the sale of shares of common stock (see Note 5). In June 1997, the Company obtained a new, three-year credit facility with its banks. The amended and restated credit agreement provides for a commitment of $20.0 million with interest at the lead bank's base rate or LIBOR plus a maximum 1.25%. The Company is required to pay a facility fee of .25% per annum on the total commitment. The Company must also maintain certain specified financial ratios.

(5)  STOCKHOLDERS' EQUITY

     In March 1997, the Company agreed to sell 3,400,000 newly-issued shares of common stock in a private placement to an investment company at $5.75 per share for a total sale price of $19.5 million. The initial sale of 1,641,750 shares for $9.4 million was completed in March 1997. The additional 1,758,250 shares were sold for $10.1 million following shareholder approval at the annual meeting held in May 1997. Transaction costs were approximately $1.1 million. The Company used the net proceeds from the transaction to repay $12.0 million of scheduled principal installments under two senior secured notes (See Note 4), with the remainder of the net proceeds from the sale applied to reduce outstanding borrowings under the bank credit agreement.

     In January 1997, options for 85,750 shares of common stock were granted to employees of the Company under the 1996 Stock Option Plan at an exercise price of $5.625 per share. Additionally, an option for 100,000 shares was granted in May 1997 to a director of the Company at an exercise price of $6.75 per share, the fair market value at date of grant. This option grant, which is not covered under the Company's option plans, becomes exercisable subject to and upon approval by the stockholders of the Company at the next stockholders' meeting, and expires in ten years from date of grant.

     In the first six months of 1997, former employees of the Company exercised stock options to purchase an aggregate of 15,850 shares of common stock under certain of the Company's stock option plans at purchase prices ranging from $5.875 to $7.25 per share.

     In April 1997, a total of 3,994 shares of common stock were issued to directors of the Company under the 1996 Nonemployee Director Stock Compensation Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly and six month periods ended June 30, 1997 and July 1, 1996. The results of operations for the first six months of 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 1997. The dollar amounts in the table below are in thousands.

                                       Thirteen Weeks       Thirteen Weeks              Twenty-Six Weeks     Twenty-Six Weeks
                                       Ended June 30,        Ended July 1,               Ended June 30,        Ended July 1,
                                            1997                  1996                        1997                 1996
                                     ------------------    ------------------          ------------------    ------------------
                                     Dollars    Percent    Dollars    Percent          Dollars    Percent    Dollars    Percent
                                     --------   -------    -------    -------          -------    -------    -------    -------
                                                    (Unaudited)                                      (Unaudited)

Revenues                              39,344      100.0     43,897      100.0          77,691      100.0     87,143       100.0
                                      ------      -----     ------      -----          ------      -----     ------       -----

Operating Expenses:
 Cost of Sales                        11,859       30.1     13,505       30.8          23,687       30.5     26,057        29.9
 Restaurant Labor                     10,805       27.5     12,487       28.4          21,138       27.2     24,919        28.6
 Other Operating Costs                 9,520       24.2     10,984       25.0          18,626       24.0     21,680        24.9
 Selling, General and
  Administrative Expenses              3,062        7.8      3,582        8.2           6,091        7.8      7,465         8.6
 Depreciation and Amortization         2,366        6.0      2,384        5.4           4,750        6.1      5,089         5.8
 Write Down of Assets and
   Restructuring and Unusual
    Charges                              933        2.4        619        1.4             933        1.2      1,329         1.5
 Interest Expense                        971        2.5      1,181        2.7           2,152        2.8      2,359         2.7
 Interest Income                        (498)      (1.3)      (272)       (.6)           (989)      (1.3)      (308)        (.3)
                                      ------      -----     ------      -----          ------      -----     ------       -----

      Total Costs and Expenses        39,018       99.2     44,470      101.3          76,388       98.3     88,590       101.7
                                      ------      -----     ------      -----          ------      -----     ------       -----

Income (Loss) Before Income
 Taxes                                   326         .8       (573)      (1.3)          1,303        1.7     (1,447)       (1.7)
Provision (Benefit) for Income
 Taxes                                   101         .2       (161)       (.4)            404         .5       (405)        (.5)
                                      ------      -----     ------      -----          ------      -----     ------       -----

Net Income (Loss)                        225         .6       (412)       (.9)            899        1.2     (1,042)       (1.2)
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

     Revenues for the second quarter and first half of 1997 decreased by $4,553,000 and $9,452,000 from the respective periods of the prior year. The disposition of the Islands restaurant operations in May 1996 accounted for a decrease in revenues of $3,600,000 for the second quarter and $11,095,000 for the six month period. Comparable sales (sales at restaurants open at least one full year) were down by approximately 3% from the previous year's second quarter, but were even with last year for the six month comparison. One new Chart House, which opened in April 1996, contributed to an increase in revenues of $581,000 for the six month period. In addition, increased sales at Solana Beach Baking Company, primarily from the growth of the Starbucks and one other retail account, accounted for an increase in revenues of $241,000 for the second quarter and $515,000 for the six month period.

     Several cost and expense categories (as well as revenues) in the consolidated income statement were lower in 1997 than 1996 because of the disposition of the Islands restaurants. However, the disposition did not have a material effect on the comparison of 1997 with 1996 second quarter and six months operating profits.

     Chart House restaurant operating margins have improved in 1997. Cost of sales as a percentage of revenues was lower in the 1997 second quarter primarily because the Company made changes to the product mix and improved purchasing activities since last year. Likewise, restaurant labor was significantly lower in the 1997 periods than in 1996, as the Company has focused efforts on further controlling restaurant hourly labor costs to counter the effects of Federal and State minimum wage increases. Other operating costs as a percentage of revenues were lower in the 1997 periods primarily due to the disposition of the Islands restaurants which generally had higher percentage other operating costs than Chart House restaurants.

     Selling, general and administrative expenses decreased by $520,000 and $1,374,000 for the second quarter and six months, respectively and as a percentage of revenues decreased from 8.2% in the second quarter of 1996 to 7.8% in the second quarter of 1997, and from 8.6% to 7.8% for the respective six month periods. The Company reduced administrative payroll costs in connection with organizational changes made throughout last year and the first half of 1997. Also, the disposition of Islands accounted for approximately $200,000 and $450,000 of the second quarter and six month decreases, respectively.

     Depreciation and amortization increased slightly as a percentage of revenues because of significant capital spending at certain Chart House restaurants in 1996.

     Special charges of $933,000 in 1997 were incurred for severance and separation costs related to management organizational changes in the second quarter of 1997. Special charges of $619,000 for the second quarter of 1996 and $1,329,000 for the six month period of 1996 included severance and special compensation costs and the write down of an asset.

     Interest expense was $210,000 lower in the 1997 second quarter than in 1996, mostly because the Company reduced outstanding debt balances through the sale of shares of common stock. The application of proceeds to reduce outstanding indebtedness happened at the end of the first quarter for the initial funding of shares ($9.4 million) and at the end of the second quarter for the additional funding ($10.1 million).

     Interest income was $226,000 higher in the 1997 second quarter than in 1996 and $681,000 higher for the six month period primarily because of interest earned on a note received in connection with the sale of the Islands restaurants in May 1996.

     The provision for or benefit from income taxes reflects effective rates of 31% for the second quarter and six months of 1997 and 28% for the second quarter and six months of 1996.

     Operating profits at Solana Beach Baking Company increased by approximately $140,000 for the quarter and $290,000 for the six month period from the respective periods of the prior year, primarily as a result of the increase in sales referred to above.

     As a result of the foregoing, net income increased by $637,000 from a net loss of $412,000 for the second quarter of 1996 to net income of $225,000 for the second quarter of 1997. Net income for the six month period increased by $1,941,000 from a loss of $1,042,000 in 1996 to net income of $899,000 in 1997.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a credit agreement with two banks which provides a $20,000,000 line of credit (reduced from $20,400,000 in June 1997 under an amended and restated agreement, as discussed below) with interest at the lead bank's base rate (or LIBOR plus a maximum 1.25%). Net cash flows from operating, financing and investing activities are used primarily to reduce or increase those borrowings. During the first half of 1997, the Company decreased its line of credit borrowings by $16,100,000. At June 30, 1997, the Company had outstanding borrowings of $3,100,000 under the bank credit agreement.

     The Company has planned limited upgrading activity in 1997 for approximately twenty restaurants, which will devote capital resources, in a cost-effective way, to the components that management believes will be noticed by Chart House customers: paint, carpeting, lighting, sound systems, and cookline upgrades, among other things. Capital expenditures through the first six months of 1997 were $2.3 million. The current projection for capital spending in 1997 is about $7 million. The Company does not have plans to open any new restaurants in 1997. Management believes that cash flows from operations will be sufficient to fund planned capital expenditure activity in 1997. Borrowings under the bank credit agreement are available to meet other funding requirements.

     In the first quarter of 1997, the Company completed a process that had begun in late-1996 to seek and obtain alternative financing in order to reduce the amounts owed to its existing lenders and to provide capital needed to enable the Company to move forward with its plan to revitalize the Chart House restaurants.

     On March 10, 1997, the Company agreed to sell 3,400,000 newly-issued shares of common stock in a private placement to an investment company at $5.75 per share, for a total sale price of $19.5 million. The initial sale of 1,641,750 shares for $9.4 million was completed in March 1997. An additional 1,758,250 shares were sold for $10.1 million, following approval by the Company's shareholders at the annual meeting held in May 1997. The Company used the net proceeds of approximately $18.4 million from the transaction to repay an aggregate of $12 million of scheduled principal installments under the two senior secured notes and to reduce outstanding borrowings under the bank credit agreement.

     In June 1997, in connection with the completion of the additional stock sale transaction, the Company obtained a new, longer term credit facility with its banks. The restated credit agreement provides for a $20,000,000 revolving loan credit limit (including availability for letters of credit, primarily covering insurance reserves, of which approximately $2.9 million are currently outstanding) with interest at the lead bank's base rate or LIBOR plus a maximum 1.25%. The credit facility matures in June 2000.

     Management believes that the Company has sufficient liquidity as a result of its de-leveraging and securing of a new bank credit agreement. The Company may seek additional financing in connection with the development of its strategic plan, depending on the extent and timing of the program to revitalize the restaurants. In addition, the Company has begun pursuing alternatives to maintaining its investments in certain none-core assets, including among others, the Islands note receivable and limited partnership interest and Solana Beach Baking Company. The possible divestiture of any or all of these assets could have a material impact on the Company's results of operations. It is anticipated that any cash proceeds from the sale of these assets would be used to reduce remaining outstanding indebtedness.

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

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Company periodically is a defendant in cases incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a materially adverse effect on its financial condition or operations.

         In the second quarter of 1997, the Company became a party to a civil action entitled The Edward Fineman Company, Inc. v. Chart House Enterprises, Inc. & Chart House, Inc., and Does 1 to 50, Case Number 711373, San Diego Superior Court. On June 13, 1997, the complaint was served upon the Company and seeks $6,000,000 in compensatory damages for breach of contract. The complaint arises out of the Company's termination of a supply contract with the plaintiff based upon the plaintiff's numerous alleged material defaults of that contract. The Company intends to vigorously contest the lawsuit and has filed a countersuit against the plaintiff.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 20, 1997. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of (i) approving the issuance of 3,400,000 shares of common stock to Chart House Investors, LLC, and (ii) electing three directors. There was no solicitation in opposition to management's nominees for directors.

         At the meeting, the stock sale was approved and F. Philip Handy, William E. Mayer and Samuel Zell were elected as directors for three-year terms expiring in 2000.

      The tables below summarize the results of the stockholder vote:

                                                      Number           Percentage
                                                      ---------        -----------
Shares Outstanding and Entitled to Vote               9,908,257          100.0%
Shares Represented in Person or by Proxy at Meeting   9,299,158           93.8%
Shares Not Voted at Meeting                             609,099            6.2%

                                                Votes       Votes                    Broker
                                                 For       Against      Abstain     Non-Votes
                                               ---------  ----------  ----------  ------------
Proposal I (Approval of Stock Sale)            5,352,247    140,651      29,509    3,776,751

                                                  Votes        Votes
                                                   For       Withheld
                                               ---------     ---------
Proposal II (Election of Directors)
Breakdown of votes cast for each nominee:
   F. Philip Handy                             9,206,187      92,971
   William E. Mayer                            8,670,098     629,060
   Samuel Zell                                 9,205,887      93,271

Item 5.  Other Information.

         In August 1997, the Company hired Richard E. Rivera as its new president and chief executive officer. In addition, Mr. Rivera will be nominated to serve on the Company's board of directors. Mr. Rivera's appointment filled the Company's chief executive post that had been vacant since November 1996. Mr. Rivera has held executive positions in the restaurant industry for more than 20 years.

Item 6.  Exhibits and Reports on Form 8-K.
     (a) Exhibits.
         Exhibit No. 10.1(1)  Second Amended and Restated Credit Amendment dated as of June 27, 1997.
                     10.3(5) Amendment dated as of June 27, 1997 to Note Purchase and Guarantee Agreements with respect to 10.4% Senior Secured Notes Due 2000 and 6.69% Senior Secured Notes Due 2001.
                     27 Financial Data Schedule (required for electronic filing only).

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


                          CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  August 6, 1997     By: /s/ STEPHEN J. MCGILLIN
                             -------------------------------------------------
                                  Stephen J. McGillin
                                  Executive Vice President - Operations



                          By: /s/ JAMES C. WENDLER
                             -------------------------------------------------
                                  James C. Wendler
                                  Vice President - Finance and Chief Financial
                                  Officer