Form 10-Q
period 1997-09-29
CHART HOUSE ENTERPRISES INC
filed 1997-11-13
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1997
                                                ------------------

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM              TO
                                                ------------    ------------

COMMISSION FILE NUMBER  1-9684
                        ------


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

                               YES [X]    NO [_]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 27, 1997:


                  COMMON STOCK ($.01 PAR VALUE) - 11,726,998
                                                  ----------

                        PART I - FINANCIAL INFORMATION



Item 1.   Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                September 29,              December 30,
ASSETS                                                              1997                       1996
                                                             -------------------        -------------------
                                                                 (Unaudited)

Current Assets:
  Cash and Equivalents                                             $  3,141                  $    204
  Accounts Receivable                                                 2,868                     4,807
  Refundable Income Taxes                                               801                     1,852
  Inventories                                                         2,679                     3,226
  Prepaid Expenses and Other Current Assets                             590                       882
                                                                   --------                  --------

    Total Current Assets                                             10,079                    10,971
                                                                   --------                  --------

Property and Equipment, at Cost:
  Land                                                                6,582                     7,655
  Buildings                                                          20,503                    27,207
  Equipment                                                          29,372                    39,530
  Leasehold Interests & Improvements                                 43,940                    72,011
  Construction in Progress                                            2,154                       787
                                                                   --------                  --------

                                                                    102,551                   147,190

Less:  Accumulated Depreciation and Amortization                     41,350                    53,643
                                                                   --------                  --------

    Net Property & Equipment                                         61,201                    93,547
                                                                   --------                  --------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $5,245 in 1997 and $4,561 in 1996                    5,259                     5,672
                                                                   --------                  --------

Assets of Business Transferred Under Contractual
 Arrangements                                                        17,001                    23,416
                                                                   --------                  --------

Deferred Tax Asset                                                    5,399                         -
                                                                   --------                  --------

Other Assets and Goodwill, Net                                        9,116                    15,319
                                                                   --------                  --------

                                                                   $108,055                  $148,925
                                                                   ========                  ========

                The accompanying notes are an integral part of
                      these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                September 29,             December 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                                1997                     1996
                                                             -------------------      -------------------
                                                                 (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Debt                                 $  4,000                $  6,000
  Current Portion of Obligations under Capital Leases                    818                     772
  Accounts Payable                                                     5,132                   3,303
  Accrued Liabilities                                                 18,451                  13,466
                                                                    --------                --------

    Total Current Liabilities                                         28,401                  23,541
                                                                    --------                --------

Long-Term Debt                                                        15,000                  44,200
                                                                    --------                --------

Long-Term Obligations under Capital Leases                             5,947                   6,299
                                                                    --------                --------

Deferred Income Taxes                                                      -                   3,577
                                                                    --------                --------

Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                                  -                       -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,725,534 shares outstanding in 1997 and
 8,262,513 in 1996                                                       117                      83
Additional Paid-In Capital                                            61,103                  42,145
Retained Earnings (Deficit)                                           (2,513)                 29,080
                                                                    --------                --------

    Total Stockholders' Equity                                        58,707                  71,308
                                                                    --------                --------

                                                                    $108,055                $148,925
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

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)




                                         Thirteen Weeks       Thirteen Weeks     Thirty-Nine Weeks    Thirty-Nine Weeks
                                         Ended Sept. 29,      Ended Sept 30,      Ended Sept. 29,      Ended Sept. 30,
                                              1997                 1996                 1997                1996
                                        -----------------    ----------------    -----------------    -----------------
Revenues                                     $ 39,273             $38,812             $116,964             $125,955
                                             --------             -------             --------             --------

Operating Expenses:
  Cost of Sales                                12,217              12,266               35,904               38,323
  Restaurant Labor                             10,851              10,905               31,989               35,824
  Other Operating Costs                         9,351               8,845               27,977               30,525
  Selling, General and Administrative
   Expenses                                     3,784               3,104                9,875               10,569
  Depreciation and Amortization                 2,378               2,297                7,128                7,386
  Write Down of Assets and
   Restructuring and Unusual Charges           43,241               4,198               44,174                5,527
  Interest Expense                                586               1,306                2,738                3,665
  Interest Income                                (450)               (480)              (1,439)                (788)
                                             --------             -------             --------             --------

   Total Costs of Expenses                     81,958              42,441              158,346              131,031
                                             --------             -------             --------             --------

Loss Before Income Taxes                      (42,685)             (3,629)             (41,382)              (5,076)
Benefit for Income Taxes                      (10,193)             (1,320)              (9,789)              (1,725)
                                             --------             -------             --------             --------

Net Loss                                     $(32,492)            $(2,309)            $(31,593)            $ (3,351)
                                             ========             =======             ========             ========

Net Loss Per Common Share                    $  (2.78)            $  (.28)            $  (3.06)            $   (.40)
                                             ========             =======             ========             ========
Weighted Average Shares Outstanding            11,696               8,263               10,341                8,251
                                             ========             =======             ========             ========


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)



                                                   Thirty-Nine Weeks      Thirty-Nine Weeks
                                                  Ended September 29,    Ended September 30,
                                                         1997                   1996
                                                  -------------------    -------------------

Cash Flows from Operating Activities:
Net Loss                                                $(31,593)             $ (3,351)
Adjustments to Reconcile Net Loss to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                            7,128                 7,386
  Deferred Income Taxes                                   (8,976)                    -
  Loss on Write-Down and Disposition of Assets            38,627                 4,911
  Change in Net Current Liabilities                       10,642                (4,310)
                                                        --------              --------

     Cash Provided by Operating Activities                15,828                 4,636
                                                        --------              --------

Cash Flows from Investing Activities:
  Expenditures for Property and Equipment                 (4,133)              (10,238)
  Reductions of Other Assets                                 489                   526
  Proceeds from Disposition of Assets                      3,069                 1,593
  Payments Received on Notes                                 718                   204
                                                        --------              --------

     Cash Used in Investing Activities                       143                (7,915)
                                                        --------              --------

Cash Flows from Financing Activities:
   Principal Payments on Obligations under
    Capital Leases                                          (576)                 (366)
   Net Borrowings (Payments) under Revolving Credit
    Agreement                                            (19,200)                6,526
   Payments of Long-Term Debt                            (12,000)               (3,000)
   Net Proceeds from Sale/Issuance of Common Stock        18,742                    79
                                                        --------              --------

     Cash Provided by (Used in) Financing Activities     (13,034)                3,239
                                                        --------              --------

Increase (Decrease) in Cash                                2,937                   (40)
Cash, Beginning of Period                                    204                   245
                                                        --------              --------

Cash, End of Period                                     $  3,141              $    205
                                                        ========              ========


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)
                                  (Unaudited)



                                                        Thirty-Nine Weeks     Thirty-Nine Weeks
                                                       Ended September 29,   Ended September 30,
                                                              1997                  1996
                                                       -------------------   -------------------

The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                            $ 1,939               $   576
  Decrease (Increase) in Refundable Income Taxes               1,050                (2,294)
  Decrease in Inventories                                        547                   260
  Decrease in Prepaid Expenses and Other
   Current Assets                                                292                    66
  Increase (Decrease) in Accounts Payable                      1,829                  (808)
  Increase (Decrease) in Accrued Liabilities                   4,985                (2,110)
                                                             -------               -------

         Change in Net Current Liabilities                   $10,642               $(4,310)
                                                             =======               =======
Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                       $ 3,222               $ 4,153
  Income Taxes (Net of Refunds)                              $(2,082)              $   367

Non-Cash Investing and Financing Activities:
 Note Received from Sale of 75% of Islands
  Restaurant Operations                                      $     -               $23,000
 Property Acquired Through Capitalized Leases                $     -               $ 2,118

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1997
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and nine month periods ended September 29, 1997 and September 30, 1996 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(4)  SPECIAL CHARGES

     In the third quarter of 1997, the Company's Board of Directors approved further restructuring actions to be taken in connection with the Company's strategy to revitalize its core Chart House restaurants, dispose of non-core assets and selected underperforming Chart Houses, and reduce debt levels. These and other actions resulted in special charges in the 1997 third quarter of $43.2 million.

     The charges are primarily the result of write downs of assets either to be used in ongoing operations or to be disposed of. The amount included (i) approximately $21.2 million in write downs to estimated net realizable value of non-core assets (including the Islands note and limited partnership interest) and certain Chart House restaurants held for disposal, and other restaurant assets to be disposed of in connection with the plan to revitalize the Chart House restaurants, and (ii) approximately $17.0 million in write downs to estimated fair value of several Chart House restaurants to be used in ongoing operations and other non-cash charges, including a $4.2 million write down of goodwill associated with impaired assets. The write down of the assets to be used in ongoing operations has been taken to reflect a greater emphasis on economic performance over the estimated useful life for each restaurant property as well as a determination to dispose of, or otherwise take remedial action on, underperforming locations. A portion of the total charge, approximately $5.0 million in charges, included among other things, costs associated with hiring the Company's new chief executive officer, severance and other costs related to management and organizational changes, and estimated termination benefits to be paid to employees in connection with the planned relocation of the Company's headquarters.

     In early November 1997, three Chart House restaurants were closed. Included in property and equipment in the accompanying balance sheet at September 29, 1997 are restaurant assets held for disposal of approximately $2.2 million. The amount of write-down and resulting carrying value of the respective assets, and other assets held for disposal, at September 29, 1997 include management's best estimates of the amounts to be realized on the disposition of the assets. The amounts the Company will ultimately realize may differ from the amounts assumed in arriving at the aforementioned write-down. In determining estimated fair values and realizable values, the Company generally used appraisals and discounted cash flow valuations.

(5)  LONG-TERM DEBT

     Long-term debt of the Company is as follows (in 000's):


                                            Sept. 29,     Dec. 30,
                                              1997          1996
                                           -----------   ----------

      Notes Payable to Banks under
        Credit Agreement                     $     -       $19,200
      6.69% Senior Secured Note               16,000        19,000
      10.4% Senior Secured Note                3,000        12,000
                                             -------       -------
                                              19,000        50,200
          Less:  Current Portion               4,000         6,000
                                             -------       -------

                                             $15,000       $44,200
                                             =======       =======

     The amount of current portion of long-term debt at December 30, 1996 represented two installments due under the 6.69% and 10.4% senior secured notes ($3,000,000 each), which were paid in March 1997 (See Note 5). The two succeeding principal installments under the 10.4% senior note ($3,000,000 each, due in July 1998 and July 1999) were prepaid in June 1997. The next scheduled debt payment is a $4,000,000 installment under the 6.69% senior note due in January 1998, which is shown as a current liability on the balance sheet at September 29, 1997.

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

(6)  STOCKHOLDERS' EQUITY

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

     In the first nine months of 1997, options for an aggregate of 366,500 shares of common stock were granted to employees of the Company under the 1996 Stock Option Plan at an exercise prices ranging from $5.625 to $8.375 per share. An option for 100,000 shares was granted in May 1997 to a director of the Company at an exercise price of $6.75 per share, the fair market value at date of grant. This option grant, which is not covered under the Company's option plans, becomes exercisable subject to and upon approval by the stockholders of the Company at the next stockholders' meeting, and expires in ten years from date of grant. Additionally, an option for 400,000 shares was granted (also outside of the Company's option plans) in July 1997 to an officer of the Company at an exercise price of $8.25 per share, the fair market value at date of grant. This option also expires ten years from date of grant.

     In the first nine months of 1997, former employees of the Company exercised stock options to purchase an aggregate of 57,050 shares of common stock under certain of the Company's stock option plans at purchase prices ranging from $2.31 to $7.25 per share.

     In the first nine months of 1997, a total of 5,971 shares of common stock were issued to directors of the Company under the 1996 Nonemployee Director Stock Compensation Plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly and nine month periods ended September 29, 1997 and September 30, 1996. The results of operations for the first nine months of 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 1997. The dollar amounts in the table below are in thousands.


                                           Thirteen Weeks        Thirteen Weeks       Thirty-Nine Weeks     Thirty-Nine Weeks
                                           Ended Sept. 29,       Ended Sept. 30,       Ended Sept. 29,       Ended Sept. 30,
                                                1997                  1996                  1997                  1996
                                          -----------------     -----------------     -----------------     -----------------
                                          Dollars   Percent     Dollars   Percent     Dollars   Percent     Dollars   Percent
                                          -------   -------     -------   -------     -------   -------     -------   -------
                                                        (Unaudited)                                 (Unaudited)
Revenues                                   39,273    100.0      38,812     100.0      116,964    100.0      125,955   100.0
                                          -------    -----      ------     -----      -------    -----      -------   -----
Operating Expenses:
  Cost of Sales                            12,217     31.1      12,266      31.6       35,904     30.7       38,323    30.4
  Restaurant Labor                         10,851     27.6      10,905      28.1       31,989     27.4       35,824    28.4
  Other Operating Costs                     9,351     23.8       8,845      22.8       27,977     23.9       30,525    24.2
  Selling, General and
   Administrative Expenses                  3,784      9.6       3,104       8.0        9,875      8.4       10,569     8.4
  Depreciation and Amortization             2,378      6.1       2,297       5.9        7,128      6.1        7,386     5.9
  Write Down of Assets and
   Restructuring and Unusual Charges       43,241    110.1       4,198      10.8       44,174     37.8        5,527     4.4
  Interest Expense                            586      1.5       1,306       3.4        2,738      2.3        3,665     2.9
  Interest Income                            (450)    (1.1)       (480)     (1.2)      (1,439)    (1.2)        (788)    (.6)
                                          -------    -----      ------     -----      -------    -----      -------   -----
    Total Costs and Expenses               81,958    208.7      42,441     109.4      158,346    135.4      131,031   104.0
                                          -------    -----      ------     -----      -------    -----      -------   -----
Loss Before Income Taxes                  (42,685)   108.7      (3,629)     (9.4)     (41,382)   (35.4)      (5,076)   (4.0)
Benefit for Income Taxes                  (10,193)   (26.0)     (1,320)     (3.4)      (9,789)    (8.4)      (1,725)   (1.3)
                                          -------    -----      ------     -----      -------    -----      -------   -----
Net Loss                                  (32,492)   (82.7)     (2,309)     (6.0)     (31,593)   (27.0)      (3,351)   (2.7)
                                          =======    =====      ======      ====      =======    =====      =======   =====

     Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to revenues. Accordingly, the discussion below follows this approach.

     Revenues for the third quarter increased by $461,000 from $38,812,000 in 1996 to $39,273,000 in 1997, and for the nine month period decreased by $8,991,000 from $125,955,000 in 1996 to $116,964,000 in 1997. The disposition of the Islands restaurants in May 1996 accounted for a decrease in revenues of $11,095,000 for the nine month period. Revenues for Chart House restaurants increased by $327,000 for the third quarter and $1,455,000 for the nine months, over the respective periods of the prior year, due primarily to one new restaurant opening (in April 1996) and the reopening of two restaurants following remodels (in March and July 1996). Comparable sales increased by .2% over the previous year's third quarter, and remained even with last year for the nine month comparison. Increased sales at Solana Beach Baking Co., primarily from the growth of the Starbucks and one other retail account, accounted for an increase in revenues of $134,000 for the third quarter and $649,000 for the nine month period.

     Several cost and expense categories in the consolidated statements of operations were lower in the 1997 nine month period than 1996 because of the disposition of the Islands restaurants. The disposition did not have a material effect on third quarter comparisons.

     Chart House restaurant operating margins in 1997 overall showed a slight improvement year to date over 1996, although cost pressures caused a slight decrease in the 1997 third quarter. Cost of sales as a percentage of revenues was lower in the 1997 third quarter primarily because of changes to the product mix, the effect of which was partially offset by higher commodity costs. Restaurant labor has been lower as a percentage of revenues in the 1997 periods, as the Company has focused efforts on further controlling hourly labor costs to counter the effects of Federal and state minimum wage increases. Other operating costs as a percentage of revenues increased in the third quarter primarily due to higher insurance costs and apparel expense (resulting from a uniform change-out).

     Selling, general and administrative expenses increased by $680,000 for the third quarter but were $694,000 under last year in the nine month comparison.
As a percentage of revenues, selling, general and administrative expenses increased from 8.0% in the third quarter of 1996 to 9.6% in 1997, and remained at 8.4% for the nine month periods of both years. The increase in third quarter expenses is primarily the result of higher professional fees and consulting costs primarily incurred in connection with the Company's strategic planning and revitalization efforts. The disposition of Islands accounted for approximately $450,000 of the decrease in the nine month period comparison.

     Depreciation and amortization increased slightly as a percentage of revenues because of significant capital spending at certain Chart House restaurants in 1996.

     The 1997 third quarter included special charges of $43.2 million, consisting of asset write downs and other charges. The amount included (i) approximately $21.2 million in write downs to estimated realizable value of non-core assets (including the Islands note and limited partnership interest) and certain Chart House restaurants held for disposal, and other restaurant assets to be disposed of in connection with the plan to revitalize the Chart House restaurants, and (ii) approximately $17.0 million in asset write downs to estimated fair value of several Chart House restaurants to be used in ongoing operations, including a $4.2 million write down of goodwill associated with impaired assets. The write down of the assets to be used in ongoing operations has been taken to reflect a greater emphasis on economic performance over the estimated useful life for each restaurant property as well as a determination to dispose of, or otherwise take remedial action on, underperforming locations. A portion of the total charge, approximately $5.0 million in charges, included among other things, costs associated with hiring the Company's new chief executive officer, severance and other costs related to management and organizational changes, and estimated termination benefits to be paid to employees in connection with the planned relocation of the Company's headquarters. Total special charges for the 1997 nine month period were $44.2 million, which additionally included severance costs for terminated management employees in the 1997 second quarter. In the 1996 third quarter and nine month period, special charges amounted to $4,198,000 and $5,527,000, respectively, relating primarily to write downs of assets that were sold and management severance costs.

     Interest expense was $720,000 lower in the 1997 third quarter than in 1996, mostly because the Company reduced outstanding debt balances through the sale of shares of common stock, which was completed in the second quarter of 1997. Revolving credit debt balances have also been reduced over the course of 1997 from excess cash flows from operating activities over investing activities, the effect of which has reduced interest expense.

     Interest income of $450,000 for the 1997 third quarter was not significantly different than income of $480,000 in the 1996 third quarter. The income is earned principally from the note received in connection with the sale of the Islands restaurant operations in May 1996.

     The effective rate for the benefit for income taxes was approximately 24% for the third quarter and nine month periods of 1997. The significant loss reported in the 1997 periods from the special charges generated a tax benefit which will be applied against previous years' and estimated future taxable income. The effective rates for the benefit for income taxes for the third quarter and nine month periods of 1996 were 36% and 34%, respectively. The losses for those periods were applied against previous years' taxable income to generate income tax refunds in the 1997 fiscal year.

     Operating profits at Solana Beach Baking Co. increased by approximately $58,000 for the quarter and $348,000 for the nine month period from the respective periods of the prior year, primarily as a result of the increase in sales referred to above.

     As a result of the foregoing, net loss increased by $30,183,000 for the third quarter of 1997 and $28,242,000 for the nine month period of 1997, from the respective periods of the prior year.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and for the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a credit agreement with two banks which provides a $20,000,000 line of credit (reduced from $20,400,000 in June 1997 under an amended and restated agreement, as discussed below) with interest at the lead bank's base rate (or LIBOR plus a maximum 1.25%). Net cash flows from operating, financing and investing activities are used primarily to reduce or increase those borrowings. During the nine months of 1997, the Company decreased its line of credit borrowings by $19,200,000. At September 29, 1997, the Company had no outstanding borrowings under the bank credit agreement. However, the Company expects to increase its borrowings through the end of the year to fund working capital and capital expenditure needs.

     The Company planned limited capital investment activity in 1997 for approximately twenty restaurants. Capital resources are primarily being directed toward restaurant level improvements that management believes will be noticed by Chart House customers: paint, carpeting, lighting, sound systems, and cookline upgrades, among other things. Capital expenditures through the nine months of 1997 were $4.1 million. The current projection for capital spending in 1997 is about $7 million. The Company does not plan to open any new restaurants in 1997. Management believes that cash flows from operations will be sufficient to fund planned capital expenditure activity in 1997. Borrowings under the bank credit agreement are available to meet other funding requirements.

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

     Management believes that the Company has sufficient liquidity as a result of its de-leveraging and securing of a new bank credit agreement. The Company may seek additional financing in connection with the development of its strategic plan, depending on the extent and timing of the program to revitalize the restaurants. In addition, the Company adopted plans in 1997 to divest itself of non-core assets (including the Islands note receivable and limited partnership interest) and certain Chart House restaurant properties. It is anticipated that any cash proceeds from the sale of these assets would be used to reduce remaining outstanding indebtedness.

Cost Increases
--------------

     On September 1, 1997, the Federal minimum hourly wage increased from $4.75 to $5.15 per hour. Additionally, the minimum hourly wage to employees based in California (a state in which the Company operates 19 restaurants), increased from its current rate of $5.00 to $5.15 per hour, with a further increase to $5.75 effective March 1, 1998. Management believes these measures will increase the Company's future labor costs and is taking steps to minimize the impact of the increased wage rates.

     The Company expects to incur higher costs over the next several periods, particularly in the general and administrative area, in connection with the planned relocation of the Company's headquarters and development and implementation of the Chart House restaurant revitalization plan.

Seasonality and Other Information
---------------------------------

     Historically, the Company's business is seasonal in nature with Revenues and Net Income for the second and third quarters generally being greater than in the first and fourth quarters.

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


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  November 12, 1997         By:  /s/ RICHARD E. RIVERA
                                      ------------------------------------------
                                          Richard E. Rivera
                                          President and Chief Executive Officer


                                 By:  /s/ JAMES C. WENDLER
                                      ------------------------------------------
                                          James C. Wendler
                                          Vice President - Finance and Chief
                                          Financial Officer