Form 10-K
period 1997-12-29
CHART HOUSE ENTERPRISES INC
filed 1998-03-30
CIK 820757

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    FOR THE FISCAL YEAR ENDED DECEMBER 29, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________________to _____________________

                         COMMISSION FILE NUMBER 1-9684

                         CHART HOUSE ENTERPRISES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0147725
     (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
   OF INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

        115 SOUTH ACACIA AVENUE
       SOLANA BEACH, CALIFORNIA                         92075
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

Registrant's telephone number including area code: (619) 755-8281
Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                        ON WHICH REGISTERED
      -------------------              -----------------------------------------
    Common Stock, par value                    New York Stock Exchange
         $.01 per share

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

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 12, 1998 was $43,803,487.

  The number of shares outstanding of common stock as of March 12, 1998 was 11,728,589.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's Annual Report to Stockholders for the year ended December 29, 1997 are incorporated herein by reference into Parts I and II.

  Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 6, 1998 are incorporated herein by reference into Part III.

================================================================================

                                    PART I

ITEM 1. BUSINESS.

  As of December 29, 1997, Chart House Enterprises, Inc. (the "Company") operated 61 restaurants, consisting of 60 Chart Houses and one Peohe's. In addition, the Company operates a wholesale bakery under the name Solana Beach Baking Company. The Company sold its Paradise Bakery subsidiary in December 1995, and in May 1996, the Company sold its Islands restaurant operations. The Company was incorporated in Delaware on July 25, 1985. The Company's principal executive offices are located at 115 South Acacia Avenue, Solana Beach, California 92075, and its telephone number is (619) 755-8281.

  The following discussion describes the Company's operations.

OPERATIONS

  Chart House operations commenced in 1961 with the opening of the first Chart House in Aspen, Colorado by a predecessor of the Company. Today, there are 60 Chart House restaurants located in 22 states, Puerto Rico and the U.S. Virgin Islands.

  Chart House restaurants are full-service, casual dinner houses with a menu featuring fresh fish, seafood, steaks, chicken, prime rib, and as much salad and bread as the customer desires. Many of the Chart House restaurants feature an elaborate salad bar where the customer prepares his or her own salad and some Chart Houses have a seafood bar which offers various appetizers.

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

  In 1997 the annual sales for Chart House restaurants currently in operation ranged from $1.0 million to $8.0 million with an average annual sales per Chart House restaurant of $2.5 million. The average dinner check was approximately $25 per person, excluding alcoholic beverages. The operating hours for Chart House restaurants are typically 5:00 p.m. to 11:00 p.m. on weekdays and 5:00 p.m. to 1:00 a.m. on weekends. Selected Chart Houses are open for lunch.

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

  There are eight Chart House regional directors of operations, each of whom is responsible for five to nine Chart House restaurants in a given area. The regional directors of operations report to the Vice President--Operations, who reports directly to the President and Chief Operating Officer of the Company. The duties of the directors of operations include supervising and assisting the managerial and staff employees of all Chart House restaurants.

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

 Solana Beach Baking Company

  The Company operates a wholesale bakery in a leased facility located in Carlsbad, California under the trade name "Solana Beach Baking Company." The wholesale bakery supplies bread and other baked goods to Chart House restaurants and also supplies muffins, croissants and other bakery products to other retail, grocery and wholesale club accounts. Sales to Starbucks Coffee Company comprise approximately one-half of the bakery's revenues.

 Site Development

  The cost of opening a Chart House restaurant varies significantly from restaurant to restaurant, depending upon, among other things, the location of the site and whether the land, building, furniture, fixtures and equipment are purchased or leased. Capital expenditures for the most recently opened Chart House in Newport, Kentucky, which was constructed on leased land and opened in April 1996, totaled about $2.9 million.

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

 Strategic Plan

  The Company's strategic plan focuses on the revitalization of the core Chart House restaurants, the sale of non-core assets including Solana Beach Baking Company, and the selective disposition of underperforming Chart Houses. The Company is in the initial stages of the revitalization plan, which calls for an upgrading of the facilities and enhanced menu offerings.

PROCUREMENT OF FOOD AND SUPPLIES

  The Company's ability to maintain consistent quality throughout its restaurants depends in part upon the ability to acquire food products and related items from reliable sources in accordance with Company specifications. Suppliers are pre-approved by the Company and are required to adhere to strict product specifications to ensure that high quality food and beverage products are served in the restaurants. Management believes that adequate alternatives sources of supply are readily available.

EMPLOYEES AND LABOR RELATIONS

  As of December 29, 1997, the Company employed approximately 4,326 persons, of whom approximately 4,051 were hourly restaurant or clerical employees and approximately 275 were salaried, managerial employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees is covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations to be good.

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

MARKETING

  The Company has developed an extensive, coordinated marketing communications program. Efforts are concentrated on various local and national print media and promotional campaigns and to supporting the Aloha Club, a frequent diner program, which has a current enrollment of approximately 19,000 active members.

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

TRADEMARKS AND SERVICE MARKS

  The "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. The "Peohe's" logo and trademark were registered with the USPTO in 1988. The "Aloha Club" trademark and logo were registered with the USPTO in 1996. The new corporate "Chart House" trademark and logo were registered with the USPTO in August 1997. Applications to register three new service marks are pending with the USPTO.

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

NAME                                   AGE        POSITIONS WITH THE COMPANY
----                                   ---        --------------------------
F. Philip Handy.......................  53 Acting Chief Executive Officer
Thomas J. Walters.....................  39 President and Chief Operating Officer
Randall P. McNamara...................  43 Vice President--Operations
Richard D. Tipton ....................  41 Vice President--Legal Affairs and
                                            General Counsel
James C. Wendler......................  38 Vice President--Finance and Chief
                                            Financial Officer

  Executive officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

  F. Philip Handy has served as Acting Chief Executive Officer of the Company since December 1997. Mr. Handy has been a director of the Company since March 1997. He is a managing director of EGI Corporate Investments, Inc., a division of Equity Group Investments, Inc. Prior to joining Equity Group, Mr. Handy was Chairman and President of Winter Park Capital Company, a private investment firm he founded in 1980.

  Thomas J. Walters joined the Company as President and Chief Operating Officer and became a director in February 1998. From March 1995 until February 1998, Mr. Walters was President of Morton's of Chicago restaurants nationwide. He also held the positions at Morton's of Vice President of Operations and Regional Manager from March 1993 to March 1995. Prior to Mr. Walters association with Morton's, he was Director of Food and Beverage with the Ritz-Carlton Hotel Corporation for six years. He also has held positions as Director of Food and Beverage for the La Costa Resort & Spa, and Director of Catering and Banquet for the Hyatt Hotels Corporation.

  Randall P. McNamara was named Vice President--Operations of the Company in March 1997. Mr. McNamara has been an officer of the Chart House restaurant organization since 1988. Mr. McNamara has been with the Chart House restaurant organization continuously for the last 23 years.

  Richard D. Tipton was named Vice President--Legal Affairs and General Counsel in May 1997. He was Vice President and Assistant General Counsel from January 1995 to May 1997. Previously, Mr. Tipton served as Corporate Counsel. Mr. Tipton has been with the Company continuously for the past 10 years.

  James C. Wendler was named Vice President--Finance and Chief Financial Officer in May 1997. He was Vice President and Chief Accounting Officer from February 1993 to May 1997. Mr. Wendler has been with the Company continuously for the past 11 years.

  Mr. Tipton's and Mr. Wendler's employment with the Company is expected to terminate in June 1998 in connection with the Company's corporate office relocation from Solana Beach, California to Chicago, Illinois.

ITEM 2. PROPERTIES.

  A majority of the restaurant properties used by the Company are leased from others. The following table sets forth the number of restaurants owned, leased and operated pursuant to ground leases and the average remaining lease term (including renewal options) in years as of December 29, 1997. The table does not include owned properties or leases under which the Company was not engaged in restaurant operations at year end.

                                                                        AVERAGE
                                                                       REMAINING
                                                        GROUND           LEASE
                                       OWNED LEASED(1) LEASES(2) TOTAL  TERM(3)
                                       ----- --------- --------- ----- ---------
   Chart House........................   11      31        17      59      26
   Peohe's............................   --       1        --       1      28
                                        ---     ---       ---     ---
    Total.............................   11      32        17      60
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

  Substantially all of the owned Chart House restaurants and certain of the leased Chart House restaurants are subject to mortgages in favor of certain lenders. See Note 6 of the Notes to Consolidated Financial Statements as of December 29, 1997 for information with respect to security agreements and obligations under mortgages.

  The Company operates one Chart House restaurant under a management agreement with the owner of the property. The restaurant, located in Weehawken, New Jersey, covers approximately 22,000 square feet.

  Solana Beach Baking Company leases approximately 17,000 square feet of space in a building in Carlsbad, California for use as a wholesale bakery. The extended term of the lease expires in July 1998 and there is an option for an additional six month term.

  The Company's principal executive offices occupy approximately 20,400 square feet of office space in a building located in Solana Beach, California, which the Company sold in September 1997 and is leasing back through June 1998. Around June 1998, the Company is expected to begin occupying leased space in Chicago, Illinois.

ITEM 3 LEGAL PROCEEDINGS.

  The Company periodically is a defendant in cases incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a materially adverse effect on its financial condition or operations.

  In the second quarter of 1997, the Company became a party to a civil action entitled The Edward Fineman Company, Inc. v. Chart House Enterprises, Inc. & Chart House, Inc., and Does 1 to 50, Case Number 711373, San Diego Superior Court. On June 13, 1997, the complaint was served upon the Company and seeks $6,000,000 in compensatory damages for breach of contract. The complaint arises out of the Company's termination of a supply contract with the plaintiff based upon the plaintiff's numerous alleged material defaults of that contact. The Company intends to vigorously contest the lawsuit and has filed a countersuit against the plaintiff.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

  The information appearing under the caption "Common Stock Information" on page 24 of the Company's Annual Report to Stockholders for the year ended December 29, 1997 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

  The selected financial data for the Company and its subsidiaries on page 11 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6 through 10 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS.

  The consolidated financial statements of the Company and its subsidiaries, listed under Item 14, appear on pages 12 through 23 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Directors. The information appearing under the caption "Election of Directors" on pages 5, 6 and 7 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 6, 1998 (the "Proxy Statement") is incorporated herein by reference.

  Executive Officers. The information with respect to executive officers appearing under the caption "Executive Officers of the Company" is included in
Item 1 of this Annual Report on Form 10-K on page 4 and is incorporated herein by reference pursuant to general instruction G and instruction 3 to Item 401(b) of Regulation S-K.

  Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Security Ownership of Management--Compliance with Section 16(a) of the Exchange Act" on page 23 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information appearing under the caption "Executive Compensation" commencing on page 15 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information appearing under the captions "Principal Stockholders" on page 2 and "Security Ownership of Management" on page 23 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information appearing under the caption "Certain Relationships and Related Transactions" on page 21 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)(1) Financial Statements:

    Included in Part II of this report are the following financial statements incorporated herein by reference to the following pages of the Annual Report.

                                                                          PAGE
                                                                          -----
   Consolidated Balance Sheets as of December 29, 1997 and December 30,
    1996................................................................. 12
   Consolidated Statements of Operations for the fiscal years 1997, 1996 and 1995............................................................. 13
   Consolidated Statements of Stockholders' Equity for the fiscal years
    1997, 1996 and 1995.................................................. 13
   Consolidated Statements of Cash Flows for the fiscal years 1997, 1996 and 1995............................................................. 14
   Notes to Consolidated Financial Statements............................ 15-23
   Report of Independent Public Accountants.............................. 23

   (2) Financial Statement Schedules:

  All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

   (3) Exhibits:

      3.1(1) Restated Certificate of Incorporation of the Company, as
             amended.(1)
         (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company.(2)
      3.2    Amended and Restated Bylaws of the Company.(1)
      4.1    Specimen Common Stock Certificate.(2)
      4.2    Section 203 of the Delaware General Corporation Law.(2)
     10.1    Second Amended and Restated Credit Agreement dated as of June 27,
              1997 by and among Chart House, Inc. ("CHI"), as borrower, the Company and Big Wave, Inc., as guarantors, BankBoston, N.A, as agent, and Sumitomo Bank of California as Security Agent.(10)
     10.2    [Intentionally Omitted]
     10.3    [Intentionally Omitted]
     10.4    [Intentionally Omitted]
     10.5(1) Registration Rights Agreement dated November 27, 1985 among the
              Company and its stockholders.(1)
         (2) First Amendment to Registration Rights Agreement dated as of April
              28, 1986.(1)
         (3) Second Amendment to Registration Rights Agreement dated as of
              April 21, 1987.(1)
         (4) Third Amendment to Registration Rights Agreement dated as of
              September 6, 1989.(3)
     10.6    [Intentionally Omitted]
     10.7    [Intentionally Omitted]
     10.8 Marks Licensing Agreement and Settlement Agreement, each dated as of June 30, 1987 between CHI and Cabell Enterprises, Inc.(1)

            10.9        Compensatory Plans, Contracts and Agreements:
                (1)     [Intentionally Omitted]
                (2)(a)  1989 Non-Qualified Stock Option Plan of the Company.(2)
                   (b)  Form of 1989 Non-Qualified Stock Option Plan
                         Agreement.(2)
                (3)(a)  1992 Stock Option Plan.(4)
                   (b)  Form of 1992 Stock Option Plan Agreement.(4)
                (4)     [Intentionally Omitted]
                (5)(a)  Chart House Enterprises, Inc. Corporate Employees
                         401(k) Plan, amended and restated as of January 1,
                         1996.(8)
                   (b)  Chart House Enterprises, Inc. Restaurant Employees
                         401(k) Plan dated as of January 1, 1996.(8)
                   (c)  [Intentionally Omitted]
                   (d)  Trust Agreement between Shearson Lehman Trust Company and the Company, effective as of June 24, 1993.(5)
                (6)     Executive Benefit and Wealth Accumulation Plan of the
                         Company, effective January 27, 1986.(1)
                (7)     [Intentionally Omitted]
                (8)     Form of Chart House Enterprises, Inc. Executive
                         Severance Agreement.(8)
                (9) (a) 1996 Stock Option Plan.
                    (b) Form of 1996 Stock Option Plan Agreement.
                (10)    1996 Nonemployee Director Stock Compensation Plan.
                (11)(a) Restaurant Management Bonus Compensation Plan dated
                         October 1, 1996.
                    (b) Corporate Management Bonus Compensation Plan dated
                         January 1, 1997.
           10.10        [Intentionally Omitted]
           10.11(1)     Stock Purchase Agreement dated as of December 30, 1988
                         by and among Luther's Acquisition Corporation, CHI and
                         Luther's Bar-B-Que, Inc.(2)
                (2)     Registration Rights Agreement dated as of December 30,
                         1988 between Luther's Acquisition Corporation and
                         certain shareholders, including CHI.(2)
                (3)     Shareholders' Agreement dated as of December 30, 1988
                         by and among Luther's Acquisition Corporation and
                         certain shareholders, including CHI.(2)
           10.12        [Intentionally Omitted]
           10.13        [Intentionally Omitted]
           10.14        Management Agreement dated as of February 14, 1994 by
                         and between North Pier Associates and CHI.(6)
           10.15(1)     Asset Purchase Agreement dated December 20, 1994 among
                         Cork 'N Cleaver, Inc., Seward's Folly, Inc., and
                         Walter Seward.(6)
                (2)     Asset Purchase Agreement dated December 20, 1994 among
                         Cork 'N Cleaver of Kalamazoo, Inc., Seward's Folly
                         Michigan, Inc. and Walter Seward.(6)
                (3)     Management Agreement dated as of December 20, 1994
                         between Cork 'N Cleaver of Kalamazoo, Inc., Seward's
                         Folly Michigan, Inc. and Walter Seward.(6)
           10.16        [Intentionally Omitted]
           10.17        Stock Purchase Agreement dated as of December 14, 1995
                         by and among Java Centrale, Inc., the Company and
                         Paradise Bakery, Inc.(7)

      10.18    [Intentionally Omitted]
      10.19(1) Stock Purchase and Sale Agreement dated as of March 10, 1997 between Chart House Enterprises, Inc., Chart House Investors,
                LLC and Alpha/ZFT Partnership. (9)
           (2) Chart House Enterprises, Inc. Amended and Restated Standstill
                Agreement dated October 1, 1997. (11)
      10.20 Chart House Guaranty Agreement dated as of December 10, 1997 between Chart House Enterprises, Inc. and FINOVA Capital
                Corporation.
      13.      Annual Report to Stockholders for the year ended December 29,
                1997.
      21.      Subsidiaries of the Company.
      23.      Consent of Arthur Andersen LLP, Independent Public Accountants.
      27.      Financial Data Schedule (required for electronic filing only).

--------
 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
 (3) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1989.
 (4) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.
 (5) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1993.
 (6) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1994.
 (7) Filed as an Exhibit to Form 8-K dated January 12, 1996, for the event reported as of December 31, 1995.
 (8) Filed as an exhibit to Form 10-Q for the quarterly period ended April 1, 1996.
 (9) Filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 1997.
(10) Filed as an exhibit to Form 10-Q for the quarterly period ended June 30, 1997.
(11) Filed as Exhibit 2.1 to Amendment No. 4 to a Schedule 13D of Chart House Investors, LLC dated as of October 7, 1997.

  (b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the fiscal year covered by this report.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHART HOUSE ENTERPRISES, INC.
Date: March 27, 1998
                                          By          F. PHILIP HANDY
                                          -------------------------------------
                                                      F. Philip Handy
                                              Acting Chief Executive Officer;
                                                         Director

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                      NAME                                TITLE                         DATE
                      ----                                -----                         ----
            F. PHILIP HANDY                      Acting Chief Executive              March 27, 1998
---------------------------------------            Officer (Principal
            F. Philip Handy                        Executive Officer);
                                                        Director

           THOMAS J. WALTERS                        President and Chief               March 27, 1998
---------------------------------------                 Operating
           Thomas J. Walters                        Officer; Director

           JAMES C. WENDLER                         Vice President--Finance          March 27, 1998
---------------------------------------                       and
           James C. Wendler                         Chief Financial Officer
                                                    Principal Financial and
                                                     (Accounting Officer)

        WILLIAM M. DIEFENDERFER                         Director                     March 27, 1998
---------------------------------------
        William M. Diefenderfer

           WILLIAM E. MAYER                             Director                     March 27, 1998
---------------------------------------
           William E. Mayer

            ARTHUR J. NAGLE                             Director                     March 27, 1998
---------------------------------------
            Arthur J. Nagle

              SAMUEL ZELL                               Director                     March 27, 1998
---------------------------------------
              Samuel Zell