Form 10-Q
period 1998-03-30
CHART HOUSE ENTERPRISES INC
filed 1998-05-14
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 30, 1998
                                     --------------

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

Commission File Number     1-9684
                       --------------

                         CHART HOUSE ENTERPRISES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                       33-0147725
--------------------------------------------------------------------------------
  (State of other jurisdiction                       (I.R.S. Employer
 Incorporation or organization)                     Identification No.)


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

                         Yes  X            No
                             ---              ---
          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 27, 1998:

                 Common Stock ($.01 PAR VALUE) -  11,731,755
                                                  ----------

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                      March 30,         December 29,
ASSETS                                                                  1998                1997
                                                                    ------------        -----------
                                                                     (Unaudited)
Current Assets:
  Cash                                                              $    200             $    205
  Accounts Receivable                                                  2,908                3,249
  Refundable Income Taxes                                                537                  537
  Inventories                                                          2,171                2,624
  Prepaid Expenses and Other Current Assets                              593                  429
                                                                    --------             --------
             Total Current Assets                                      6,409                7,044
                                                                    --------             --------
Property and Equipment, at Cost:
  Land                                                                 6,582                6,582
  Buildings                                                           19,178               19,145
  Equipment                                                           30,037               29,236
  Leasehold Interests & Improvements                                  47,391               46,541
  Construction in Progress                                               791                  924
                                                                    --------             --------
                                                                     103,979              102,428

Less:  Accumulated Depreciation and Amortization                      42,305               40,726
                                                                    --------             --------
             Net Property & Equipment                                 61,674               61,702
                                                                    --------             --------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $5,712 in 1998 and $5,479 in 1997                     4,793                5,026
                                                                    --------             --------
Deferred Tax Asset                                                     5,349                5,675
                                                                    --------             --------
Other Assets and Goodwill, Net                                         8,636                8,798
                                                                    --------             --------
                                                                    $ 86,861             $ 88,245
                                                                    ========             ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                                 March 30,                 December 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                               1998                        1997
                                                                -----------                ------------
                                                                (Unaudited)
Current Liabilities:
  Current Portion of Obligations under Capital Leases            $   813                     $   816
  Accounts Payable                                                 2,601                       4,955
  Accrued Liabilities                                             17,619                      17,723
                                                                  ------                     -------
              Total Current Liabilities                           21,033                      23,494
                                                                  ------                     -------
Long-Term Debt                                                       500                           -
                                                                  ------                     -------
Long-Term Obligations under Capital Leases                         5,540                       5,746
                                                                  ------                     -------

Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                              -                           -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,728,589 shares outstanding in 1998 and
 11,727,409 in 1997                                                  117                         117
Additional Paid-In Capital                                        60,933                      60,926
Retained Earnings                                                 (1,262)                     (2,038)
                                                                 -------                     -------
              Total Stockholders' Equity                          59,788                      59,005
                                                                 -------                     -------
                                                                 $86,861                     $88,245
                                                                 =======                     =======


   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     First Quarter                First Quarter
                                                    Ended March 30,              Ended March 31,
                                                         1998                         1997
                                                    ---------------              ---------------

Revenues                                                $37,152                     $38,347
                                                        -------                     -------
Costs and Expenses:
  Cost of Sales                                          11,957                      11,828
  Restaurant Labor                                       10,022                      10,333
  Other Operating Costs                                   8,428                       9,106
  Selling, General and
   Administrative Expenses                                3,586                       3,029
  Depreciation and Amortization                           1,823                       2,384
  Interest Expense                                          211                       1,181
  Interest Income                                             -                        (491)
                                                        -------                     -------
      Total Costs and Expenses                           36,027                      37,370
                                                        -------                     -------

Income Before Income Taxes                                1,125                         977
Provision for Income Taxes                                  349                         303
                                                        -------                     -------
Net Income                                              $   776                     $   674
                                                        =======                     =======
Net Income Per Common Share  Basic and
 Diluted                                                $   .07                     $   .08
                                                        =======                     =======

Weighted Average Shares Outstanding                      11,734                       8,647
                                                        =======                     =======


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                               First Quarter       First Quarter
                                                              Ended March 30,     Ended March 31,
                                                                   1998                1997
                                                              ---------------     ---------------
Cash Flows from Operating Activities:
Net Income                                                         $   776              $   674
Adjustments to Reconcile Net Income to Cash
 Flows from Operating Activities:
  Depreciation and Amortization                                      1,823                2,384
  Deferred Income Taxes                                                326                    -
  Loss on Retirement and Disposition of Assets                          12                   90
  Change in Net Current Liabilities                                 (1,828)                  55
                                                                   -------              -------
         Cash Provided by Operating Activities                       1,109                3,203
                                                                   -------              -------
Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                            (1,516)                (419)
 Reductions of Other Assets                                             92                  170
 Proceeds from Disposition of Assets                                    12                   19
 Payments Received on Notes                                              -                  127
                                                                   -------              -------
         Cash Used in Investing Activities                          (1,412)                (103)
                                                                   -------              -------
Cash Flows from Financing Activities:
 Principal Payments on Obligations under
  Capital Leases                                                      (209)                (190)
 Net Borrowings (Payments) under Revolving Credit
  Agreement                                                            500               (5,500)
 Payment of Long-Term Debt                                               -               (6,000)
 Net Proceeds from Sale/Issuance of Common Stock                         7                8,715
                                                                   -------              -------
         Cash Provided by (Used in) Financing Activities               298               (2,975)
                                                                   -------              -------

Increase (Decrease) in Cash                                             (5)                 125
Cash, Beginning of Period                                              205                  204
                                                                   -------              -------
Cash, End of Period                                                $   200              $   329
                                                                   =======              =======


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)
                                  (Unaudited)

                                                            First Quarter       First Quarter
                                                           Ended March 30,     Ended March 31,
                                                                1998                1997
                                                           ---------------     ---------------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                             $   341              $ 1,167
  Decrease in Inventories                                         453                  326
  Decrease (Increase) in Prepaid Expenses and
   Other Current Assets                                          (164)                 210
  Increase (Decrease) in Accounts Payable                      (2,354)                 528
  Decrease in Accrued Liabilities                                (104)              (2,176)
                                                              -------              -------
         Change in Net Current Liabilities                    $(1,828)             $    55
                                                              =======              =======
Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                        $   183              $ 1,596
  Income Taxes (Net of Refunds)                               $    12              $    21


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 30, 1998
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended March 30, 1998 and March 31, 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 29, 1997.


(2)  NET INCOME PER COMMON SHARE

     Earnings per share calculations are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during the period. Anti-dilutive securities are excluded from calculations of any loss per share. Diluted earnings per share equals basic earnings per share for all periods presented.


(3)  COMPREHENSIVE INCOME

     The Company implemented Statement of Financial Accounting Standards No. 130 ("Comprehensive Income"), effective January 1, 1998. This statement requires that all items that are required to be recognized under the standard as components of comprehensive income be reported and displayed in the financial statements. For the quarters ended March 30, 1998 and March 31, 1997, the Company had no components of comprehensive income other than net income as reported on the consolidated statement of operations.

(4)  LONG-LIVED ASSETS

     On a regular basis, the Company evaluates and assesses its assets and properties for impairment under the guidelines of Financial Accounting Standards Board Statement No. 121 ("Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of"), and makes appropriate adjustments if and when an asset is deemed to be impaired. In performing this analysis, the Company generally groups assets by individual location or restaurant property. Future estimated cash flows to be generated as a result of operating the particular restaurant, generally over specified lease terms or useful lives, are compared against the carrying value of the related assets.


(5)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES FROM 1997

     Of the four restaurants held for disposal at December 29, 1997, one was closed and listed for sale in January 1998. The Company anticipates that the ultimate disposition of the remaining restaurants and other restructuring actions, including the planned sale of Solana Beach Baking Company, will be substantially completed throughout the second and third quarters of 1998. However, no assurance can be given that the restaurants will be disposed of within that time frame. In the event that the Company is unable to dispose of the restaurants in a manner satisfactory to the Company, management will explore other options with regard to these properties. Depreciation and amortization for the restaurants, which amount was insignificant, has not been recorded in the 1998 first quarter in accordance with SFAS 121.

     In the first quarter of 1998, amounts paid and charged against the liability for severance and other special costs totaled $1,152,000. At March 30, 1998 and December 29, 1997, the balance of the liability (included in other current liabilities) was $2,935,000 and $4,087,000, respectively.

     Revenues and pre-tax operating profits from restaurants and operations held for disposal at March 30, 1998 were $2.7 million and $460,000, respectively, for the 1998 first quarter. Included in property and equipment in the accompanying balance sheets are the carrying amount of assets held for disposal of approximately $2.4 million at both March 30, 1998 and December 29, 1997.

(6)  STOCKHOLDERS' EQUITY

     In the first quarter of 1998, options for an aggregate of 230,000 shares of common stock were granted to employees of the Company under the 1996 Stock Option Plan at exercise prices ranging from $6.875 to $7.00 per share. In addition, an option for 160,000 shares was granted in March 1998 to an officer of the Company at an exercise price of $7.00 per share, the fair market value at the date of grant. This option, which is not covered under the Company's option plans, expires in ten years from date of grant. This option grant was approved by shareholders at the annual meeting held on May 6, 1998.

     In the first quarter of 1998, a former employee of the Company exercised stock options to purchase an aggregate of 1,180 shares of common stock under certain of the Company's stock option plans at purchase prices ranging from $5.625 to $6.50 per share.

     The following table summarizes stock option transactions for the first quarter of 1998:

                                                                                                          Weighted
                                                                                                           Average
                                                                                          Total         Option Price
                          1996 Plan       1992 Plan      1989 Plan         Other          Shares          Per Share
                        -------------   -------------   ------------   ------------   --------------    ------------
Outstanding,
 December 29, 1997         406,100          74,600          37,000        112,500         630,200            $7.46
      Granted              230,000               -               -        160,000         390,000            $6.99
      Exercised               (380)           (800)              -              -          (1,180)           $5.94
      Forfeited            (16,400)              -               -              -         (16,400)           $7.65
                           -------          ------          ------        -------       ---------
Outstanding at
 March 30, 1998            619,320          73,800          37,000        272,500       1,002,620            $7.28
                           =======          ======          ======        =======       =========
Exercisable at
 March 30, 1998             31,580          58,500          37,000        100,000         227,080            $7.27
                           =======          ======          ======        =======       =========

     The following table summarizes information concerning outstanding and exercisable stock options as of March 30, 1998:


                         Shares Covered by Options            Weighted Average Price
   Range of              -------------------------           -------------------------        Weighted Average
Exercise Prices          Outstanding   Exercisable           Outstanding   Exercisable         Remaining Life
---------------          -----------   -----------           -----------   -----------        ----------------
$  4.88 -  $ 5.88           85,370        26,380                $ 5.57       $ 5.68                   8.33
$  6.25 -  $ 8.38          871,250       154,700                  7.14         6.65                   9.54
$ 12.15 -  $13.50           46,000        46,000                 12.99        12.99                   4.10
                         ---------       -------                ------       ------                   ----
  Total                  1,002,620       227,080                $ 7.28       $ 7.27                   9.19
                         =========       =======                ======       ======                   ====

     An option for 100,000 shares was granted in May 1997 to a director of the Company and became exercisable upon its approval at the annual shareholders meeting held on May 6, 1998. For purposes of the table above, this option has been presented as exercisable at March 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly periods ended March 30, 1998 and March 31, 1997. The results of operations for the first thirteen weeks of 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 1998. The dollar amounts in the table below are in thousands.

                                                   First Quarter                          First Quarter
                                                  Ended March 30,                        Ended March 31,
                                                       1998                                    1997
                                             Dollars            Percent             Dollars          Percent
                                           ----------          ---------           ----------       ---------
                                                                        (Unaudited)
Revenues                                     37,152               100.0               38,347           100.0
                                             ------               -----               ------           -----
Costs and Expenses:
 Cost of Sales                               11,957                32.2               11,828            30.8
 Restaurant Labor                            10,022                27.0               10,333            26.9
 Other Operating Costs                        8,428                22.7                9,106            23.8
 Selling, General and Administrative
  Expenses                                    3,586                 9.6                3,029             7.9
 Depreciation and Amortization                1,823                 4.9                2,384             6.2
 Interest Expense                               211                  .6                1,181             3.1
 Interest Income                                  -                   -                 (491)           (1.3)
                                             ------               -----               ------           -----
         Total Costs and Expenses            36,027                97.0               37,370            97.4
                                             ------               -----               ------           -----

Income Before Income Taxes                    1,125                 3.0                  977             2.6
Provision for Income Taxes                      349                  .9                  303              .8
                                             ------               -----               ------           -----
Net Income                                      776                 2.1                  674             1.8
                                             ======               =====               ======           =====

     Management believes that the most meaningful approach to analyzing results of operations is through comparable restaurant sales and margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to revenues. Accordingly, the discussion below follows this approach.

     Revenues for the first quarter decreased by $1,195,000 from $38,347,000 in 1997 to $37,152,000 in 1998. Four Chart House restaurants which closed between November 1997 and January 1998 accounted for a decrease in revenues of $1,302,000. Sales at Solana Beach Baking Company, which is being held for disposal, increased by $92,000 over the 1997 first quarter. Chart House comparable sales (sales at restaurants open the entire quarter of both years) were even for the quarter.

     Restaurant-level operating margins were lower in 1998 primarily because of higher food costs. Cost of sales as a percentage of revenues was higher in 1998 primarily because of menu product mix changes implemented in mid and late-1997. Restaurant labor was comparable between the 1998 and 1997 periods, as the Company continued to focus efforts on controlling hourly labor costs to counter the effects of Federal and state minimum wage increases. Other operating costs as a percentage of revenues were lower in 1998 because, among other things, the 1997 first quarter had higher amortization of pre-opening costs and higher occupancy and operating costs related to the four underperforming restaurants which were closed between November 1997 and January 1998.

     Selling, general and administrative expenses increased by $557,000 over the 1997 first quarter due primarily to continuing costs involving the Chart House restaurant revitalization program and costs incurred to begin relocating the Company's corporate office and hire and train new staff (which is expected to be completed in June).

     Depreciation and amortization decreased from 1997 levels because of asset write-downs recorded at the end of the 1997 third quarter.

     Interest expense was reduced significantly, as the Company throughout 1997 used net proceeds from the sale of shares of common stock and certain asset sales and excess cash flows from operating activities to pay off or substantially reduce remaining balances of long-term senior notes and outstanding debt under the revolving credit agreement.

     Interest income was eliminated in 1998 as the note receivable which generated the interest income (related to the Islands investment) was paid in December 1997.

     Operating profits (before depreciation and amortization) at Solana Beach Baking Company decreased by approximately $60,000 from the prior year's quarter primarily because of higher freight costs.

     The provision for income taxes reflects an effective rate of 31% for both quarters presented.

     As a result of the foregoing, net income increased by $102,000 from $674,000 for the first quarter of 1997 to $776,000 for the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with three banks which provides a $20 million line of credit with interest at the agent bank's base rate (or LIBOR plus 1.25%). Net cash flows from operating, financing and investing activities are used primarily to reduce or increase those borrowings. During the first quarter of 1998, the Company increased its revolving credit borrowings by $500,000. At March 30, 1998, the Company had outstanding borrowings of $500,000 under the revolving credit agreement. The Company expects borrowings to increase during 1998 depending on the timing of working capital and capital expenditure needs.

     Capital expenditures for the first quarter of 1998 were primarily limited to prioritized projects and regular additions at all restaurants. Capital expenditures for each of the remaining three quarters of 1998 are expected to increase as remodeling activities accelerate under the restaurant revitalization program. Currently, there is one restaurant, located in Rancho Mirage, California, undergoing significant remodeling work and conceptual changes. The restaurant was closed to begin work in April and will re-open in mid-May.

     In the opinion of management, cash flows from operations plus availability under the $20 million revolving credit agreement will be sufficient to fund working capital and regular capital expenditure commitments for 1998. Also, the Company will reduce debt borrowings, if any, to the extent that proceeds are received from the sale of certain remaining assets held for disposal. The Company currently projects 1998 capital expenditures to be approximately $10 million, however, this amount may vary depending on the timing of revitalization activities. The extent and timing of remodeling and revitalization activities may require alternative sources of long-term financing to fully implement. However, no assurance can be given that such financing will be available or on terms satisfactory to the Company.

Costs Increases
---------------

     The Company made modifications to the Chart House menu beginning in the second half of 1997, which contributed to higher cost of sales. Management plans to continue to test menu ideas and develop new products in efforts to provide increased value to the customer, and expects higher cost of sales in 1998 related to those efforts.

     On March 1, 1998, the minimum hourly wage to employees based in California (a state in which the Company operates 19 restaurants) increased from $5.15 per hour to $5.75. Management believes that this recent measure will increase the Company's 1998 labor costs, and has begun taking specific steps to minimize the impact of the increased wage rate.

     The Company expects to incur higher costs in 1998, particularly in the general and administrative area, in connection with the continuing Chart House restaurant revitalization efforts and the relocation of the Company's corporate office from Solana Beach, California to Chicago, Illinois, which is expected to be completed by June 1998.

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


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  May 13, 1998              By:  /s/ F. PHILIP HANDY
                                      -------------------------------------
                                      F. Philip Handy
                                      Acting Chief Executive Officer



                                 By:  /s/ THOMAS J. WALTERS
                                      -------------------------------------
                                      Thomas J. Walters
                                      President and Chief Operating Officer



                                 By:  /s/ JAMES C. WENDLER
                                      -------------------------------------
                                      James C. Wendler
                                      Vice President  Finance and Chief
                                       Financial Officer