Form 10-Q
period 1998-06-29
CHART HOUSE ENTERPRISES INC
filed 1998-08-13
CIK 820757

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended   June 29, 1998
                                           ----------------------------

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ______________ to ______________

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

                640 North LaSalle, Suite 295, Chicago, IL, 60610
--------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)


                                (312) 266-1100
--------------------------------------------------------------------------------
              (registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   x        No
                               -----         -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 31, 1998:

                  Common Stock ($.01 par value) - 11,748,261
                              -------------------------------

                    PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                June 29,      December 29,
ASSETS                                                            1998            1997
                                                              -----------     ------------
                                                              (Unaudited)

Current Assets:
  Cash                                                          $   208         $    205
  Accounts Receivable                                             3,016            3,249
  Refundable Income Taxes                                           537              537
  Inventories                                                     1,895            2,624
  Prepaid Expenses and Other Current Assets                         951              429
                                                               --------         --------

             Total Current Assets                                 6,607            7,044
                                                               --------         --------

Property and Equipment, at Cost:
  Land                                                            6,401            6,582
  Buildings                                                      17,457           19,145
  Equipment                                                      30,399           29,236
  Leasehold Interests & Improvements                             48,475           46,541
  Construction in Progress                                        1,289              924
                                                               --------         --------

                                                                104,021          102,428

Less:  Accumulated Depreciation and Amortization                 42,832           40,726
                                                               --------         --------

             Net Property & Equipment                            61,189           61,702
                                                               --------         --------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $5,946 in 1998 and $5,479 in 1997                4,559            5,026
                                                               --------         --------

Deferred Tax Asset                                                5,224            5,675
                                                               --------         --------

Other Assets and Goodwill, Net                                    8,374            8,798
                                                               --------         --------


                                                               $ 85,953         $ 88,245
                                                               ========         ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                                       June 29,          December 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                                     1998                1997
                                                                      -----------        ------------
                                                                      (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Debt                                    $     -               $     -
  Current Portion of Obligations under Capital Leases                      813                   816
  Accounts Payable                                                       3,366                 4,955
  Accrued Liabilities                                                   16,377                17,723
                                                                       -------               -------
          Total Current Liabilities                                     20,556                23,494
                                                                       -------               -------
Long-Term Debt                                                               -                     -
                                                                       -------               -------
Long-Term Obligations under Capital Leases                               5,330                 5,746
                                                                       -------               -------


Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
  shares; none outstanding                                                   -                     -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,741,305 shares outstanding in 1998 and
 11,727,409 in 1997                                                        117                   117
Additional Paid-In Capital                                              60,964                60,926
Retained Earnings (Deficit)                                             (1,014)               (2,038)
                                                                       -------               -------
          Total Stockholders' Equity                                    60,067                59,005
                                                                       -------               -------
                                                                       $85,953               $88,245
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

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                 Thirteen Weeks       Thirteen Weeks         Twenty-Six Weeks     Twenty-Six Weeks
                                                 Ended June 29,       Ended June 30,          Ended June 29,       Ended June 30,
                                                      1998                 1997                    1998                 1997
                                                 --------------       --------------         ---------------      ----------------
Revenues                                            $38,522                 $39,344              $75,674              $77,691
                                                    -------                 -------              -------              -------

Costs and Expenses:
  Cost of Sales                                      12,172                  11,859               24,129               23,687
  Restaurant Labor                                   10,782                  10,805               20,804               21,138
  Other Operating Costs                               9,358                   9,520               17,786               18,626
  Selling, General and Administrative
  Expenses                                            3,851                   3,062                7,437                6,091
  Depreciation and Amortization                       1,821                   2,366                3,644                4,750
  Write Down of Assets and
  Restructuring and Unusual Charges                       -                     933                    -                  933
  Interest Expense                                      179                     971                  390                2,152
  Interest Income                                        (1)                   (498)                  (1)                (989)
                                                    -------                 -------              -------              -------
           Total Costs and Expenses                  38,162                  39,018               74,189               76,388
                                                    -------                 -------              -------              -------

Income Before Income Taxes                              360                     326                1,485                1,303
Provision for Income Taxes                              112                     101                  461                  404
                                                    -------                 -------              -------              -------
Net Income                                          $   248                 $   225              $ 1,024              $   899
                                                    =======                 =======              =======              =======
Net Income Per Common Share                         $   .02                 $   .02              $   .09              $   .09
                                                    =======                 =======              =======              =======
Weighted Average Shares Outstanding                  11,730                  10,723               11,729                9,686
                                                    =======                 =======              =======              =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                    Twenty-Six Weeks   Twenty-Six Weeks
                                                     Ended June 29,     Ended June 30,
                                                          1998               1997
                                                    ----------------   ----------------

Cash Flows from Operating Activities:
Net Income                                              $ 1,024            $    899
Adjustments to Reconcile Net Income to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                           3,644               4,750
  Deferred Income Taxes                                     451                  68
  Loss on Retirement and Disposition of Assets               19                 243
  Change in Net Current Liabilities                      (2,495)              5,367
                                                        -------            --------

         Cash Provided by Operating Activities            2,643              11,327
                                                        -------            --------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                 (4,072)             (2,283)
 Reductions of Other Assets                                  80                 433
 Proceeds from Disposition of Assets                      1,733                  21
 Payments Received on Notes                                   -                 564
                                                        -------            --------

         Cash Used in Investing Activities               (2,259)             (1,265)
                                                        -------            --------

Cash Flows from Financing Activities:
 Principal Payments on Obligations under
  Capital Leases                                           (419)               (381)
 Net Payments under Revolving Credit Agreement                -             (16,100)
 Payments of Long-Term Debt                                   -             (12,000)
 Net Proceeds from Sale/Issuance of Common Stock             38              18,505
                                                        -------            --------

         Cash Used in Financing Activities                 (381)             (9,976)
                                                        -------            --------

Increase in Cash                                              3                  86
Cash, Beginning of Period                                   205                 204
                                                        -------            --------

Cash, End of Period                                     $   208            $    290
                                                        =======            ========

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (In Thousands)
                                  (Unaudited)

                                                      Twenty-Six Weeks    Twenty-Six Weeks
                                                       Ended June 29,      Ended June 30,
                                                            1998                1997
                                                      ----------------    ----------------
The Change in Net Current Liabilities is Comprised
of the Following:
  Decrease in Accounts Receivable                        $   233               $ 1,703
  Decrease in Refundable Income Taxes                          -                 1,852
  Decrease in Inventories                                    729                   377
  Decrease (Increase) in Prepaid Expenses and
    Other Current Assets                                    (522)                  219
  Increase (Decrease) in Accounts Payable                 (1,589)                  669
  Increase (Decrease) in Accrued Liabilities              (1,346)                  547
                                                         -------               -------

          Change in Net Current Liabilities              $(2,495)              $ 5,367
                                                         =======               =======

Supplemental Cash Flow Disclosures:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)                 $   375               $ 2,442
    Income Taxes (Net of Refunds)                        $   304               $(1,875)


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 29, 1998
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and six month periods ended June 29, 1998 and June 30, 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(2)  NET INCOME PER COMMON SHARE

     Earnings per share calculations are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during the period. Anti-dilutive securities are excluded from calculations of any income per share. Diluted earnings per share equals basic earnings per share for all periods presented. The incremental effect of dilutive securities on weighted average shares outstanding used to compute diluted earnings per share was not material at June 29, 1998 or June 30, 1997.

(3)  COMPREHENSIVE INCOME

     The Company implemented Statement of Financial Accounting Standards No. 130, ("Comprehensive Income"), effective January 1, 1998. This statement requires disclosure of comprehensive income, including per share amounts, in addition to the consolidated statements of income. Comprehensive income is defined as the change in equity resulting from transactions and other events, exclusive of changes resulting from investments of or distributions to owners. For the quarters ended June 29, 1998 and June 30, 1997, the Company had no components of comprehensive income other than net income as reported on the consolidated statement of income. As of June 29, 1998 there are no items requiring separate disclosure in accordance with this statement.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." This statement is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides authoritative guidance on the financial reporting of start-up and organization costs, including the costs incurred prior to the opening of a restaurant, or pre-opening costs. This statement requires that such costs be expensed as incurred as opposed to capitalized and amortized. The Company currently capitalizes these costs as current assets with an amortization period of twelve months. The Company will adopt SOP 98-5 for its fiscal year beginning on December 29, 1998 and commence expensing pre-opening costs as incurred. The effect of the adoption of SOP 98-5 is not expected be material to the consolidated financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." It is effective for financial statements for periods beginning after December 15, 1997 but is not required in interim period financial statements in the first year of implementation. The standard requires public companies to report upon and disclose certain information about the Company's operating segments. Criteria defining "operating segments" include the requirement that the chief operating decision-maker regularly review the segment's operating results to make decisions about resources to be allocated to the segment and assess its performance. Currently, management does not operate the business based upon operating segments. Accordingly, management has not provided segment disclosures in these financial statements. Should the chief operating decision-maker begin to use operating segment financial information in making decisions related to resource allocation and segment performance, the Company will officially adopt the provisions of SFAS No. 131. If implemented, these provisions will only have a disclosure impact on the consolidated financial statements.

(5)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES

     During 1996 and 1997 the Company incurred significant restructuring charges in connection with the Company's strategy to, among other things, revitalize its core Chart House restaurants, dispose of non-core assets and selected under-performing Chart House restaurants, and reorganize senior management.

     Five restaurants were held for disposal at December 29, 1997. One of these had been written down in the restructuring actions of 1996 and was disposed after June 29, 1998. All restaurants written down in restructuring actions of 1996 and previous years have been disposed. Of the four remaining restaurants, one was closed early in 1998 and was sold during the second quarter. Therefore, three of the five held for disposal at December 29, 1997 remain open at the end of the second quarter.

     Management is uncertain as to the timing of or ability to dispose of two of the remaining three restaurants held for disposal at December 29, 1997. Accordingly, in accordance with criteria for determining assets held for disposal under Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company no longer defines these restaurant assets as "held for disposal" and has begun recognizing depreciation and amortization for these two restaurants in the second quarter. The impact on depreciation and amortization expense resulting from the reclassification from held for disposal was additional expense of approximately $48,000 for the second quarter.

     The Company anticipates that the ultimate disposition of the remaining restaurant and other restructuring actions, including the planned sale of Solana Beach Baking Company, will be substantially completed throughout the third and fourth quarters of 1998. However, no assurance can be given that these dispositions will occur within that time frame. In the unlikely event that the Company is unable to dispose of these assets in a manner satisfactory to the Company, management will explore other options with regard to these properties. Depreciation and amortization for the assets management is holding for disposal, which was insignificant, has not been recorded in the 1998 second quarter which is in accordance with SFAS No. 121.

     Revenues and pre-tax operating profits from restaurants and operations held for disposal at June 29, 1998 were $2 million and $230,000, respectively, for the 1998 second quarter and $4 million and $549,000, respectively, for the first six months of the year. Included in property and equipment in the accompanying balance sheets are the carrying amount of assets held for disposal of approximately $624,000 at both June 29, 1998 and December 29, 1997.

     In the second quarter of 1998, amounts paid and charged against the liability for severance and other special costs totaled $1,429,000. At June 29, 1998 and December 29, 1997, the balance of the liability (included in other current liabilities) was $1,661,000 and $4,087,000, respectively. The Company anticipates that the remaining liability will be exhausted by the end of the fiscal year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly and six month periods ended June 29, 1998 and June 30, 1997. The results of operations for the first six months of 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 1998. The dollar amounts in the table below are in thousands.

                                        Thirteen Weeks       Thirteen Weeks        Twenty-Six Weeks     Twenty-Six Weeks
                                        Ended June 29,       Ended June 30,         Ended June 30,       Ended June 30,
                                             1998                 1997                   1998                 1997
                                       -----------------    -----------------      -----------------  -------------------
                                       Dollars   Percent    Dollars   Percent      Dollars   Percent  Dollars     Percent
                                       -------   -------    -------   -------      -------   -------  -------     -------
                                                    (Unaudited)                                 (Unaudited)

Revenues                                 38,522     100.0    39,344      100.0      75,674    100.0    77,691       100.0
                                         ------     -----    ------      -----      ------    -----    ------       -----

Costs and Expenses:
  Cost of Sales                          12,172      31.6    11,859       30.1      24,129     31.9    23,687        30.5
  Restaurant Labor                       10,782      28.0    10,805       27.5      20,804     27.5    21,138        27.2
  Other Operating Costs                   9,358      24.3     9,520       24.2      17,786     23.5    18,626        24.0
  Selling, General and
  Administrative Expenses                 3,851      10.0     3,062        7.8       7,437      9.8     6,091         7.8
  Depreciation and Amortization           1,821       4.7     2,366        6.0       3,644      4.8     4,750         6.1
  Write Down of Assets and
    Restructuring and Unusual
    Charges                                   -         -       933        2.4           -        -       933         1.2
  Interest Expense                          179       0.5       971        2.5         390      0.5     2,152         2.8
  Interest Income                            (1)        -      (498)      (1.3)         (1)       -      (989)       (1.3)
                                         ------     -----    ------      -----      ------    -----    ------       -----

      Total Costs and Expenses           38,162      99.1    39,018       99.2      74,189     98.0    76,388        98.3
                                         ------     -----    ------      -----      ------    -----    ------       -----

Income Before Income Taxes                  360       0.9       326        0.8       1,485      2.0     1,303         1.7
Provision for Income Taxes                  112       0.3       101        0.2         461      0.6       404         0.5
                                         ------     -----    ------      -----      ------    -----    ------       -----

Net Income                                  248       0.6       225        0.6       1,024      1.4       899         1.2
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

     Revenues for the second quarter and first half of 1998 decreased by $822,000 and $2,017,000 from the respective periods of the prior year. Four Chart House restaurants which were closed between November 1997 and January 1998 accounted for a decrease in revenues of $1,271,000 for the second quarter and $2,573,000 for the first half of 1998. Excluding these, revenues for the second quarter increased by $449,000 or 1% over the second quarter of 1997 and $555,000 or 1% over the first six months of 1997. These figures include one restaurant that was temporarily closed during the quarter for remodeling.

     Restaurant-level operating margins were lower in 1998 vs. 1997 primarily because of higher food costs. Cost of sales as a percentage of revenues was higher in 1998 primarily because of menu product mix changes as a result of a new restaurant menu implemented in 1998. Further, the Company has realized significantly higher food costs with the decision to purchase higher quality shrimp and lobster beginning in July 1997. This strategy affects the comparability of the 1998 costs with costs through June 1997. Restaurant labor as a percentage of revenue was slightly higher during the 1998 periods as compared to the 1997 periods as a result of the implementation of the new menu and associated training programs. Other operating costs as a percentage of revenues were lower for the six months in 1998 because, among other things, the 1997 losses on disposals of fixed assets exceeded 1998 losses by approximately $224,000. Other operating costs as a percentage of revenues for the second quarter of 1998 remained comparable with the second quarter of 1997.

     Selling, general and administrative expenses increased by $789,000 and $1,346,000 for the second quarter and six months, respectively, and as a percentage of revenues increased from 7.8% in the second quarter of 1997 to 10% in the second quarter of 1998, and from 7.8% to 9.8% for the respective six month periods. These increases are primarily due to costs incurred to relocate the Company's corporate office and hire and train new staff to better support field operations. The Company also incurred costs related to the revitalization program via a consulting arrangement with Lettuce Entertain You Enterprises, Inc.

     Depreciation and amortization decreased from 1997 levels because of asset write-downs recorded at the end of the 1997 third quarter.

     Special charges of $933,000 in 1997 were incurred for severance and separation costs related to management organizational changes in the second quarter of 1997.

     Interest expense was reduced significantly, as throughout 1997 the Company used net proceeds from the sale of shares of common stock and certain asset sales and excess cash flows from operating activities to pay off remaining balances of long-term senior notes and outstanding debt under the revolving credit agreement.

     Interest income was substantially reduced in 1998, as the note receivable, which generated a majority of the interest income (related to the Islands investment), was paid in December 1997.

     The provision for income taxes reflects an effective rate of 31% for all periods presented.

     As a result of the foregoing, net income increased by $23,000 or 10% from $225,000 for the second quarter of 1997 to $248,000 for the second quarter of 1998. Net income for the six month period increased by $125,000 or 14% from $899,000 in 1997 to $1,024,000 in 1998.

Costs Increases
---------------

     The Company made modifications to the Chart House menu beginning in the second half of 1997, which contributed to higher cost of sales. Management plans to continue to roll out the new menu and develop new products in efforts to provide increased value to the customer, and expects higher cost of sales in 1998 related to those efforts.

     Also expected as a result of the new menu implementation are higher labor costs throughout the system, as training and additional staffing costs are reflected throughout the 59 restaurants. Other operating expenses should also temporarily increase as supplies, smallwares, and complementary food are affected by the new menu rollout. Finally, the Company expects 1998 restaurant sales and operating expenses to be impacted to the extent there are shutdowns in connection with the overall continuing Chart House restaurant revitalization efforts.

     Separately, on March 1, 1998, the minimum hourly wage to employees based in California (a state in which the Company operates 19 restaurants) increased from $5.15 per hour to $5.75. Management believes that this recent measure will increase the Company's 1998 labor costs, and has begun taking specific steps to minimize the impact of the increased wage rate.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with two banks which provides a $20 million line of credit with interest at the agent bank's base rate (or LIBOR plus 1.25%). Net cash flows from operating, financing and investing activities are used primarily to reduce or increase those borrowings. During the second quarter of 1998, the Company decreased its revolving credit borrowings by $500,000. At June 29, 1998, the Company had no outstanding borrowings under the revolving credit agreement.

     Capital expenditures for the second quarter and the first half of 1998 were primarily focused on prioritized projects, regular additions at all restaurants and the significant remodeling work and conceptual changes done to the restaurant located in Rancho Mirage, California. The remodel was completed and the restaurant reopened in May 1998. Capital expenditures for each of the remaining two quarters of 1998 are expected to increase as remodeling activities accelerate under the restaurant revitalization program.

     In the opinion of management, based on current estimates related to extent and timing of revitalization activities, cash flows from operations plus availability under the $20 million revolving credit agreement should be sufficient to fund working capital and regular capital expenditure commitments for 1998. Also, the Company will reduce debt borrowings (currently zero), if any, to the extent that proceeds are received from the sale of certain remaining assets held for disposal. The Company currently projects 1998 capital expenditures to be approximately $10 million, however, this amount may vary depending on the timing of revitalization activities. Significant unanticipated changes in the extent and timing of remodeling and revitalization activities may require alternative sources of long-term financing to fully implement. However, no assurance can be given that such financing will be available or on terms satisfactory to the Company.

Seasonality and Other Information
---------------------------------

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

     Sales at Solana Beach Baking Company, which is being held for disposal, increased by $169,000 over the 1997 second quarter and $261,000 over the first six months of 1997. Operating profits decreased by approximately $58,000 for the quarter and $118,000 for the six month period from the respective periods of the prior year primarily because of higher freight costs. Management believes that the disposal of Solana Beach Baking Company will initially reduce operating profits but will allow the Company to focus on the stronger growth opportunities within the core Chart House restaurant organization.

     In May 1998, the Chart House restaurant in Weehawken, New Jersey, which the Company operates under a management agreement with the owner of the property, was completely destroyed by fire. The Company is named as an insured party in a policy held by the owner of the property. The insurance policy covers lost profits due to business interruption for twelve months. Because of the business interruption insurance this event has not had an impact on the operating results. However, management believes it may take more than twelve months to rebuild and reopen the restaurant and financial results may be negatively impacted beginning June 1999. Management is currently in negotiations for a new agreement with the property owner. Although management believes a deal to rebuild the restaurant will be made, no assurances can be given that the restaurant will be rebuilt nor can an estimate of the timing to rebuild and reopen be made.

     In 1997, the Company began converting its computer systems to be Year 2000 compliant. All systems are expected to be compliant by mid-1999. The total cost of the project is estimated to be $100,000. Based on current estimates, the Company does not expect the cost of resolving all Year 2000 issues to have a material impact on the Company's business, operations or financial condition.

     This report contains forward-looking statements that were made within the safe harbor provisions of the Securities Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward-looking statements.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

        The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 6, 1998. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of

(i) amending the Company's Certificate of Incorporation to eliminate classes of directors relating to term of office,
(ii)    electing directors,
(iii)   approving the Stock Option Grant to Non-employee Director, F. Philip
        Handy,
(iv) approving the Stock Option Grant to the Company's President, Thomas J. Walters, and
(v)     approving the 1998 Employee Stock Purchase Plan.

There was no solicitation in opposition to management's nominees for directors.

        At the meeting, the amendment was approved, seven directors were elected, both stock option grants were approved, and the 1998 Employee Stock Purchase Plan was approved.

        The tables below summarize the results of the stockholder vote:

                                                          Number      Percentage
                                                          ------      ----------
Shares Outstanding and Entitled to Vote                 11,728,589       100.0%
Shares Represented in Person or by Proxy at Meeting     10,898,510        92.9%
Shares Not Voted at Meeting                                830,079         7.1%

                                              Votes       Votes                            Broker
                                               For       Against          Abstain        Non-Votes
                                              -----      -------          -------        ---------
Proposal I (Approval of Amendment)          8,555,309    21,241            18,558        2,303,402

                                                        Votes                   Votes
                                                         For                  Withheld
                                                        -----                 --------
Proposal II (Election of Directors)
Breakdown of votes cast for each nominee:
       Barbara R. Allen                               10,877,971                20,539
       Linda Walker Bynoe                             10,878,171                20,339
       William M. Diefenderfer III                    10,793,275               105,235
       F. Philip Handy                                10,878,271                20,239
       Stephen Ottmann                                10,879,146                19,364
       Thomas J. Walters                              10,879,071                19,439
       Samuel Zell                                    10,878,371                20,139

                                               Votes      Votes
                                                For      Against     Abstain
                                               -----     -------     -------
Proposal III (Approval of Stock Option-
                  Non-Employee Director)     9,422,831  1,457,487    18,192

Proposal IV (Approval of Stock Option-
                  President and COO)         9,462,339  1,417,954    18,217

Proposal V (Approval of 1998 Employee
              Stock Purchase Plan)          10,768,056    112,021    18,433

Item 5. Other Information.

        The SEC has amended Rule 14a-4, which governs a company's use of its discretionary voting authority with respect to a non-Rule 14a-8 shareholder proposal (i.e., where a shareholder has not sought inclusion of the proposal in the Company's proxy statement.) The Company needs at least 45 days notice prior to the month and day of mailing the proxy statement for seeking inclusion of a shareholder proposal in the 1999 proxy statement. Management anticipates the 1999 proxy statement mailing to be April 2, 1999.

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


                                    CHART HOUSE ENTERPRISES, INC. (Registrant)



Date: August 13, 1998               By: /s/ F. PHILIP HANDY
                                        --------------------------------------
                                            F. Philip Handy
                                            Acting Chief Executive Officer



                                    By: /s/ THOMAS J. WALTERS
                                        --------------------------------------
                                            Thomas J. Walters
                                        President and Chief Operating Officer



                                    By: /s/ CYNTHIA T. QUIGLEY
                                        --------------------------------------
                                            Cynthia T. Quigley
                                        Vice President--Finance and Chief
                                        Financial Officer