Form 10-Q
period 1998-09-28
CHART HOUSE ENTERPRISES INC
filed 1998-11-12
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   September 28, 1998
                                          -----------------------------

     [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from   _____________  to  _________

Commission File Number         1-9684
                        ------------------------


                         CHART HOUSE ENTERPRISES, INC.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Delaware                             33-0147725
----------------------------------------------------------------------------
    (State of other jurisdiction of            (I.R.S. Employer
    Incorporation or organization)             Identification No.)


               640 North LaSalle, Suite 295, Chicago, IL, 60610
----------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)

                                (312) 266-1100
----------------------------------------------------------------------------
             (registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X     No
                                -------     ---------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998:

                Common Stock ($.01 par value) -   11,762,561
                                                ---------------

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                             September 28,     December 29,
ASSETS                                                           1998              1997
                                                           ---------------     ------------
                                                             (Unaudited)
Current Assets:
  Cash and Equivalents                                         $    210          $    205
  Accounts Receivable                                             2,444             3,249
  Refundable Income Taxes                                             -               537
  Inventories                                                     1,915             2,624
  Prepaid Expenses and Other Current Assets                         397               429
                                                               --------          --------
      Total Current Assets                                        4,966             7,044
                                                               --------          --------

Property and Equipment, at Cost:
  Land                                                            6,001             6,582
  Buildings                                                      16,745            19,145
  Equipment                                                      31,321            29,236
  Leasehold Interests & Improvements                             48,896            46,541
  Construction in Progress                                        1,777               924
                                                               --------          --------
                                                                104,740           102,428

Less:  Accumulated Depreciation and Amortization                 43,028            40,726
                                                               --------          --------
      Net Property & Equipment                                   61,712            61,702
                                                               --------          --------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $6,346 in 1998 and $5,479 in 1997                4,158             5,026
                                                               --------          --------
Deferred Tax Asset                                                5,346             5,675
                                                               --------          --------
Other Assets and Goodwill, Net                                    8,316             8,798
                                                               --------          --------
                                                               $ 84,498          $ 88,245
                                                               ========          ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                            September 28,   December 29,
LIABILITIES AND STOCKHOLDERS' EQUITY                            1998            1997
                                                            -------------   ------------
                                                             (Unaudited)
Current Liabilities:
  Current Portion of Obligations under Capital Leases          $   813         $   816
  Accounts Payable                                               3,409           4,955
  Accrued Liabilities                                           15,269          17,723
                                                               -------         -------
      Total Current Liabilities                                 19,491          23,494
                                                               -------         -------
Long-Term Debt                                                     325               -
                                                               -------         -------
Long-Term Obligations under Capital Leases                       4,952           5,746
                                                               -------         -------
Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                            -               -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,762,561 shares outstanding in 1998 and
 11,727,409 in 1997
                                                                   118             117
Additional Paid-In Capital                                      61,102          60,926
Accumulated Deficit                                             (1,490)         (2,038)
                                                               -------         -------
      Total Stockholders' Equity                                59,730          59,005
                                                               -------         -------
                                                               $84,498         $88,245
                                                               =======         =======

             The accompanying notes are an integral part of these
                         consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                                Thirteen Weeks      Thirteen Weeks      Thirty-Nine Weeks    Thirty-Nine Weeks
                                                Ended Sept. 28,     Ended Sept. 29,      Ended Sept. 28,      Ended Sept. 29,
                                                     1998                1997                 1998                1997
                                                     ----                ----                 ----                ----
Revenues                                            $37,018            $ 39,273             $112,692            $116,964
                                                    -------            --------             --------            --------
Costs and Expenses:
  Cost of Sales                                      12,336              12,217               36,465              35,904
  Restaurant Labor                                   11,051              10,851               31,855              31,989
  Other Operating Costs                               8,708               9,351               26,494              27,977
  Selling, General and Administrative
    Expenses                                          3,655               3,784               11,092               9,875
  Depreciation and Amortization                       1,717               2,378                5,361               7,128
  Write Down of Assets and
    Restructuring and Unusual Charges                     -              43,241                    -              44,174
  Interest Expense                                      193                 586                  583               2,738
  Interest Income                                       (13)               (450)                 (14)             (1,439)
                                                    -------            --------             --------            --------

    Total Costs and Expenses                         37,647              81,958              111,836             158,346
                                                    -------            --------             --------            --------

Income/(Loss) Before Income Taxes                      (629)            (42,685)                 856             (41,382)
Provision/(Benefit) for Income Taxes                   (153)            (10,193)                 308              (9,789)
                                                    -------            --------             --------            --------

Net Income/(Loss)                                   $  (476)           $(32,492)            $    548            $(31,593)
                                                    =======            ========             ========            ========

Net Income/(Loss) Per Common Share                  $ (0.04)           $  (2.78)            $   0.05            $  (3.06)
                                                    =======            ========             ========            ========

Weighted Average Shares Outstanding                  11,752              11,696               11,742              10,341
                                                    =======            ========             ========            ========


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                  Thirty-Nine Weeks     Thirty-Nine Weeks
                                                                 Ended September 28,   Ended September 29,
                                                                        1998                  1997
                                                                 -------------------   -------------------
Cash Flows from Operating Activities:
Net Income/(Loss)                                                       $   548              $(31,593)
Adjustments to Reconcile Net Income/(Loss) to
  Cash Flows from Operating Activities:
    Depreciation and Amortization                                         5,361                 7,128
    Deferred Income Taxes                                                   329                (8,976)
    Loss on Write-Down and Disposition of Assets                              8                38,627
    Change in Net Current Liabilities                                    (1,917)               10,642
                                                                        -------              --------

         Cash Provided by Operating Activities                            4,329                15,828
                                                                        -------              --------

Cash Flows from Investing Activities:
  Expenditures for Property and Equipment                                (6,820)               (4,133)
  Reductions/(Additions) of Other Assets                                    (11)                  489
  Proceeds from Disposition of Assets                                     2,802                 3,069
  Payments Received on Notes                                                  -                   718
                                                                        -------              --------

         Cash (Used in)/Provided by Investing Activities                 (4,029)                  143
                                                                        -------              --------

Cash Flows from Financing Activities:
  Principal Payments on Obligations under Capital Leases                   (797)                 (576)
  Net Borrowings/(Payments) under Revolving Credit Agreement                325               (19,200)
  Payments of Long-Term Debt                                                  -               (12,000)
  Net Proceeds from Sale/Issuance of Common Stock                           177                18,742
                                                                        -------              --------

         Cash Used in Financing Activities                                 (295)              (13,034)
                                                                        -------              --------

Increase in Cash                                                              5                 2,937
Cash, Beginning of Period                                                   205                   204
                                                                        -------              --------

Cash, End of Period                                                     $   210              $  3,141
                                                                        =======              ========


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (In Thousands)
                                  (Unaudited)


                                                          Thirty-Nine Weeks       Thirty-Nine Weeks
                                                         Ended September 28,     Ended September 29,
                                                                1998                    1997
                                                         -------------------     -------------------
The Change in Net Current Liabilities is Comprised of
  the Following:
    Decrease in Accounts Receivable                           $   805                 $ 1,939
    Decrease in Refundable Income Taxes                           537                   1,050
    Decrease in Inventories                                       709                     547
    Decrease in Prepaid Expenses and Other
      Current Assets                                               32                     292
    Increase/(Decrease) in Accounts Payable                    (1,546)                  1,829
    Increase/(Decrease) in Accrued Liabilities                 (2,454)                  4,985
                                                              --------                -------

        Change in Net Current Liabilities                     $(1,917)                $10,642
                                                              =======                 =======
Supplemental Cash Flow Disclosures:
  Cash Paid/(Received) During the Period for:
    Interest (Net of Amount Capitalized)                      $   526                 $ 3,222
    Income Taxes (Net of Refunds)                             $  (376)                $(2,082)



 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 28, 1998
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the third quarter and thirty-nine weeks ended September 28, 1998 and September 29, 1997 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year due to a number of factors including, but not limited to, seasonality.

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

(2)  NET INCOME (LOSS) PER COMMON SHARE

     Earnings per share calculations are based on the weighted average number of common shares and common stock equivalents (stock options) outstanding during the period. Common stock equivalents are anti-dilutive, by definition, in periods reporting losses and are therefore excluded from the weighted average number of shares calculation. Anti-dilutive securities are excluded from calculations of any income per share. Diluted earnings per share equals basic earnings per share for all periods presented. The incremental effect of dilutive securities on weighted average shares outstanding used to compute diluted earnings per share was not material at September 28, 1998 or September 29, 1997.

(3)  COMPREHENSIVE INCOME

     The Company implemented Statement of Financial Accounting Standards No. 130, ("Comprehensive Income"), effective January 1, 1998. This statement requires disclosure of comprehensive income, including per share amounts, in addition to the consolidated statements of income. Comprehensive income is defined as the change in equity resulting from transactions and other events, exclusive of changes resulting from investments of or distributions to owners. For the quarters ended September 28, 1998 and September 29, 1997, the Company had no components of comprehensive income other than net income as reported on the consolidated statements of operations. As of September 28, 1998 there were no items requiring separate disclosure in accordance with this statement.

(4)  NEW ACCOUNTING PRONOUNCEMENTS

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities." This statement is effective for fiscal years beginning after December 15, 1998. SOP 98-5 provides authoritative guidance on the financial reporting of start-up and organization costs, including the costs incurred prior to the opening of a restaurant, or pre-opening costs. This statement requires that such costs be expensed as incurred as opposed to capitalized and amortized. The Company will adopt SOP 98-5 for its fiscal year beginning December 29, 1998 and commence expensing pre-opening costs, if any, as incurred. At September 28, 1998, the Company does not have any capitalized costs that would be affected by this pronouncement.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." It is effective for financial statements for periods beginning after December 15, 1997 but is not required in interim period financial statements in the first year of implementation. The standard requires public companies to report upon and disclose certain information about the company's operating segments. Criteria defining "operating segments" include the requirement that the chief operating decision-maker regularly review the segment's operating results to make decisions about resources to be allocated to the segment and assess its performance. Currently, management does not operate the business based upon operating segments. Accordingly, management has not provided segment disclosures in these financial statements. Should the chief operating decision-maker begin to use operating segment financial information in making decisions related to resource allocation and segment performance, the Company would officially comply with the provisions of SFAS No. 131. If implemented, these provisions will only have a disclosure impact on the consolidated financial statements.

(5)  LONG-LIVED ASSETS

     On a regular basis, the Company evaluates and assesses its assets and properties for impairment under the guidelines of Financial Accounting Standards Board Statement No. 121 ("Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of"), and makes appropriate adjustments if and when an asset is deemed to be impaired.

(6)  SPECIAL CHARGES

     During 1996 and 1997 the Company incurred significant restructuring charges in connection with the Company's strategy to, among other things, revitalize its core Chart House restaurants, dispose of non-core assets and selected under-performing Chart House restaurants, and reorganize senior management.

     Five restaurants were held for disposal at December 29, 1997. One of these had been written down in the restructuring actions of 1996 and was disposed of in the third quarter of 1998. Of the four remaining restaurants, one was closed early in 1998 and was sold during the second quarter. One was closed and disposed of during the third quarter. Therefore, two of the five held for disposal at December 29, 1997 remain open at the end of the third quarter. All restaurants written down in restructuring actions of 1996 and previous years have been disposed of as of September 28, 1998. The Solana Beach Baking Company, wholly owned by the Company and held for disposal at December 29, 1997, was sold during the fourth quarter of 1998.

     Management is uncertain as to the timing of or ability to dispose of the remaining two restaurants held for disposal at December 29, 1997. Accordingly, in accordance with criteria for determining assets held for disposal under Financial Accounting Standards Board Statement No. 121 ("SFAS No. 121"), "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company no longer defines these restaurant assets as "held for disposal" and began recognizing depreciation and amortization for these two restaurants in the second quarter. The impact on depreciation and amortization expense resulting from the reclassification from "held for disposal" was additional expense of approximately $48,000 in the second quarter and $38,000 in the third quarter.

     In the third quarter of 1998, amounts paid and charged against the liability for severance and other special costs totaled $921,000. At September 28, 1998 and December 29, 1997, the balance of the liability (included in accrued liabilities) was $740,000 and $4,087,000, respectively. The Company anticipates that the remaining liability will be exhausted by the end of the fiscal year.

(7)  STOCKHOLDERS' EQUITY

     In the third quarter of 1998, options for an aggregate of 200,300 shares of common stock were cancelled under the Company's various stock option plans at exercise prices ranging from $5.125 to $13.50 per share. The weighted average price of options cancelled during the period was $8.121. The options were cancelled upon employee resignations from the Company prior to vesting.

     Option grants and option exercises during the third quarter of 1998 were not significant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following is a comparative discussion of the results of operations for the third quarter and thirty-nine week periods ended September 28, 1998 and September 29, 1997. The results of operations for the thirty-nine weeks of 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 1998 due to a number of factors, including, but not limited to, seasonality. The dollar amounts in the table below are in thousands.

                                      Thirteen Weeks       Thirteen Weeks      Thirty-Nine Weeks    Thirty-Nine Weeks
                                      Ended Sept. 28,      Ended Sept. 29,      Ended Sept. 28,      Ended Sept. 29,
                                           1998                 1997                 1998                 1997
                                     -----------------    ----------------     -----------------    -----------------
                                     Dollars   Percent    Dollars   Percent    Dollars   Percent    Dollars   Percent
                                     -------   -------    -------   -------    -------   -------    -------   -------
                                                  (Unaudited)                               (Unaudited)
Revenues                              37,018     100.0     39,273     100.0    112,692     100.0    116,964     100.0
                                      ------    ------    -------    ------    -------     -----    -------     -----

Costs and Expenses:
 Cost of Sales                        12,336      33.3     12,217      31.1     36,465      32.4     35,904      30.7
 Restaurant Labor                     11,051      29.9     10,851      27.6     31,855      28.3     31,989      27.4
 Other Operating Costs                 8,708      23.5      9,351      23.8     26,494      23.5     27,977      23.9
 Selling, General and
  Administrative Expenses              3,655       9.9      3,784       9.6     11,092       9.8      9,875       8.4
 Depreciation and Amortization         1,717       4.6      2,378       6.1      5,361       4.8      7,128       6.1
 Write Down of Assets and
  Restructuring and Unusual
  Charges                                  -       0.0     43,241     110.1          -         -     44,174      37.8
 Interest Expense                        193       0.5        586       1.5        583       0.5      2,738       2.3
 Interest Income                         (13)      0.0       (450)     (1.1)       (14)      0.0     (1,439)     (1.2)
                                      ------    ------    -------    ------    -------     -----    -------     -----

    Total Costs and Expenses          37,647    (101.7)    81,958    (208.7)   111,836      99.2    158,346     135.4
                                      ------    ------    -------    ------    -------     -----    -------     -----

Income/(Loss) Before Income Taxes       (629)     (1.7)   (42,685)   (108.7)       856       0.8    (41,382)    (35.4)
Provision/(Benefit) for Income
 Taxes                                  (153)     (0.4)   (10,193)    (26.0)       308       0.3     (9,789)     (8.4)
                                      ------    ------    -------    ------    -------     -----    -------     -----

Net Income/(Loss)                       (476)     (1.3)   (32,492)    (82.7)       548       0.5    (31,593)    (27.0)
                                      ======    ======    =======    ======    =======     =====    =======     =====

     Management believes that the most meaningful approach to analyzing results of operations is through margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to revenues. Accordingly, the discussion below follows this approach.

     Revenues for the third quarter decreased by $2,255,000 from $39,273,000 in 1997 to $37,018,000 in 1998, and for the thirty-nine week period decreased by $4,272,000 from $116,964,000 in 1997 to $112,692,000 in 1998. The disposition of five restaurants accounted for $1,278,000 or 57% of the decrease in the third quarter and $3,864,000 or 90% of the decrease for the thirty-nine week period. Revenues for comparable restaurants decreased by $977,000 or 2.5% for the third quarter and $408,000 or 0.3% for the thirty-nine week period, over the respective periods of the prior year. The decrease in comparable restaurant revenues resulted from the introduction during the third quarter of a new, more contemporary menu in nine restaurants. Six restaurants had previously implemented the new menu in the second quarter, bringing a total of fifteen restaurants with the new menu. The successful implementation required greater focus on perfecting the new products permitting only limited resources to service large party reservations during this phase. All fifteen restaurants are now accepting large party reservations as usual.

     The 1997 operating results are impacted by special charges, as referred to in Note 6 of the accompanying financial statements. The 1997 third quarter included special charges of $43.2 million, consisting of asset write downs and other charges. The amount included (i) approximately $21.2 million in write downs to estimated realizable value of non-core assets and certain Chart House restaurants held for disposal, and other restaurant assets to be disposed of in connection with the plan to revitalize the Chart House restaurants, and (ii) approximately $17.0 million in asset write downs to estimated fair value of several Chart House restaurants to be used in ongoing operations, including a $4.2 million write down of goodwill associated with impaired assets. The remaining $5.0 million represented approximate costs associated with hiring senior management, severance and other costs related to management and organizational changes, and estimated termination benefits to be paid to employees in connection with the relocation of the Company's headquarters. Total special charges for the 1997 thirty-nine week period were $44.2 million, which additionally included severance costs, approximately $1.0 million, for terminated management employees in the 1997 second quarter.

     Chart House restaurant overall operating margins in 1998 diminished over 1997, net of the restructuring charge, both for the third quarter and for the thirty-nine week period. Revenues, lower due to restaurant closures and the price reductions taken in the new menu roll-out, affected operating margins in percentage terms. Cost of sales as a percentage of revenues has increased over the comparable periods in 1997 primarily because of the larger portions and better quality food associated with the new menu implementation. In addition, better quality seafood and pre-portioned meat added to cost of sales. Restaurant labor was higher as a percentage of revenues in the 1998 periods, again as a result of new menu implementation and execution. Further, additional field management was introduced to champion and support the strategic changes required throughout the system. Other operating costs as a percentage of revenues decreased in both 1998 periods primarily due to lower insurance costs and fewer losses on disposition of assets.

     Selling, general and administrative expenses decreased by $129,000 for the third quarter but were $1,217,000 more than last year in the thirty-nine week comparison. As a percentage of revenues, both periods show increases over the comparable periods in 1997. Expenses for the quarter are down from the comparable period in 1997 as the Company realized the final costs of relocation, completed in June 1998. For the thirty-nine week period relocation costs of approximately $850,000 in 1998 had no comparable cost in 1997.

     Depreciation and amortization decreased in actual dollars and as a percentage of revenues due to significant asset dispositions resulting from the restructuring efforts.

     Interest expense was $393,000 lower in the 1998 third quarter than in the comparable period in 1997, and $2,155,000 lower in the current thirty-nine week period than in the comparable period in 1997 mostly because the Company reduced outstanding debt balances through the sale of shares of common stock and the sale of assets. Revolving credit debt balances have been significantly lower than in 1997, the effect of which has reduced interest expense.

     Interest income in 1997 was earned principally from the note received in connection with the sale of the Islands restaurant operations in May 1996. This note was paid in the fourth quarter of 1997.

     The effective rate for the benefit for income taxes was approximately 24% for the third quarter period in 1998. The effective rate for the provision for income taxes was 36% for the thirty-nine week period of 1998. The effective rates for the benefit for income taxes for the third quarter and thirty-nine week periods of 1997 were approximately 24%. The losses for those periods were applied against previous years' taxable income to generate an income tax refund received in the 1998 fiscal year.

     As a result of the foregoing, net loss, including the special charges, decreased by $32,016,000 for the third quarter of 1998, from ($32,492,000) to ($476,000), and $32,141,000 for the thirty-nine week period of 1998, from ($31,593,000) to $548,000, from the respective periods of the prior year. Excluding the 1997 special charges, net income decreased by $812,000 for the third quarter of 1998, from $336,000, net of taxes, in the third quarter in 1997, to ($476,000). Excluding the special charges in the thirty-nine week period in 1997, net income decreased by $1,239,000 from $1,787,000, net of taxes, in the thirty-nine week period in 1997, to $548,000.

Liquidity and Capital Resources
-------------------------------

     The Company requires capital principally for the acquisition and construction of new restaurants and for the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit agreement with two banks which provides a $20 million loan credit limit with interest at the lead bank's base rate (or LIBOR plus a maximum 1.25%). Net cash flows from operating, financing and investing activities are used primarily to reduce or increase those borrowings. During the nine months of 1998, the Company increased its line of credit borrowings by $325,000.

     Capital expenditures for the third quarter and the thirty-nine week period in 1998 were primarily focused on remodeling two restaurants. Additional expenditure was required to redesign kitchen layouts in some of the restaurants with the new menu. Management has intentions of continuing restaurant remodels and other necessary enhancements for the remaining periods in 1998.

     In the opinion of management, based on current estimates related to extent and timing of revitalization activities, cash flows from operations plus availability under the $20 million revolving credit agreement should be sufficient to fund working capital and regular capital expenditure commitments for 1998. Also, the Company will reduce debt borrowings, if any, to the extent that proceeds are received from the sale of certain remaining assets held for disposal. Significant unanticipated changes in the extent and timing of remodeling and revitalization activities may require seeking alternative sources of long-term financing. However, no assurance can be given that such financing will be available or on terms satisfactory to the Company.

Cost Increases
--------------

     On September 1, 1997, the Federal minimum hourly wage increased from $4.75 to $5.15 per hour. Additionally, the minimum hourly wage to employees based in California (a state in which the Company operates 19 restaurants), increased from its current rate of $5.00 to $5.15 per hour, with a further increase to $5.75 effective March 1, 1998. These measures will impact the Company's comparability of labor costs throughout the remainder of 1998.

Seasonality and Other Information
---------------------------------

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters generally being greater than in the first and fourth quarters.

     Increased sales at Solana Beach Baking Company, sold in the fourth quarter of 1998, accounted for an increase in revenues of $114,000 for the third quarter from $1,443,000 to $1,557,000 and $375,000 for the thirty-nine week period from $4,373,000 to $4,748,000, from the respective periods of the prior year. Operating profits decreased by approximately $91,000 from $283,000 to $192,000 for the quarter and $210,000 from $996,000 to $786,000 for the thirty-nine week period, from the respective periods of the prior year.

Year 2000
---------

     Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures that may result in an adverse effect on the Company's operations. The Company has instituted a Year 2000 project to in an attempt to prevent these occurrences. As of September 28, 1998, the Company is 25% complete in achieving compliance. The Company has completed Awareness and Assessment and is beginning the Replacement, Testing and Implementation phases of this project. The Company expects these phases to be substantially completed by the third quarter of 1999.

     The operation of Chart House restaurants does not rely heavily on information technology. The most direct operational issue the Company faces with its information technology is the point-of-sale system at each of the restaurants. The replacement of the point-of-sale system is one part of a significant operational and financial systems overhaul expected to be complete by mid-1999. The overhaul was scheduled and represents the most cost-effective way of enhancing reporting capabilities; the Company has received assurances from the manufacturers that the replacement technology will be Year 2000 compliant. The Company expects to fund the overhaul with operating cash flows. Since the overhaul was contemplated prior to the institution by the Company of a Year 2000 project, the Company does not believe it will incur significant incremental expense with respect to Year 2000 compliance. The Company does not believe that it faces any significant operational issues with embedded technology or non-IT systems.

     The Company's potential third party risk is with its food distributors. Preliminary evaluations, including review of disclosures in third-party SEC filings, indicate that such distributors are addressing the issue on a timely basis and do not expect significant operational difficulties as a result thereof. In identifying a "worst case scenario" the Company believes that a failure of the project will only affect internal reporting capabilities. As a result, if the worst case scenario should occur, the Company's restaurants should be able to function with no anticipated interruption. Under this scenario, the Company's contingency plan consists of administrative personnel analyzing source data information, if necessary, to continue daily operations support for the Company.

     Due to the general uncertainty inherent in the Year 2000 issue as well as the uncertainty of third party suppliers and distributors becoming Year 2000 compliant, the Company is unable at this time to determine if consequences of Year 2000 failures, both internal and external, will have a material impact on the Company's results of operations, liquidity and financial condition. The Company believes that its Year 2000 compliance efforts should reduce the likelihood of a material and adverse impact to normal operations.

Forward-Looking Statements
--------------------------

     Certain of the statements contained in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management. Examples of certain forward-looking statements are the Company's estimates of the cost, timing and effect of its Year 2000 compliance efforts, the anticipated effect of menu changes and the Company's intentions to dispose of assets. Although the Company believes that the expectations reflected in all such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In the second quarter of 1997, an action was commenced against the Company entitled The Edward Fineman Company v. Chart House Enterprises, Inc. & Chart House, Inc., and Does 1 to 50, Case Number 711373, San Diego Superior Court. Plaintiff alleges, inter alia, the breach of a five-year cost-plus requirements contract entered into by the parties on or about July 5, 1995. In May 1997, the Company terminated the contract on the grounds that one or more Events of Default, as defined in the terms of the contract, had occurred. Plaintiff claims $180,000 for non-payment of goods delivered; $65,000 in "cover damages"; $1.75 million in lost profits; and other damages not quantified, including reasonable attorneys' fees. The Company continues to vigorously defend the lawsuit. A four-week bench trial commenced in October 1998 and is expected to conclude on or about November 19, 1998.


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


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  November 11, 1998         By:  /s/ THOMAS J. WALTERS
                                      ---------------------
                                          Thomas J. Walters
                                          President and Chief Executive Officer


                                 By:  /s/ CYNTHIA T. QUIGLEY
                                      ----------------------
                                          Cynthia T. Quigley
                                          Vice President - Finance and Chief
                                          Financial Officer