Form 10-K
period 1998-12-28
CHART HOUSE ENTERPRISES INC
filed 1999-03-19
CIK 820757

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED] FOR THE FISCAL YEAR ENDED DECEMBER 28, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

  For the transition period from ____________________to _____________________

                         COMMISSION FILE NUMBER 1-9684

                         CHART HOUSE ENTERPRISES, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


       DELAWARE                                        33-0147725
  (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)


      640 NORTH LASALLE, SUITE 295
           CHICAGO, ILLINOIS                                  60610
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


       Registrant's telephone number including area code: (312) 266-1100

          Securities registered pursuant to Section 12(b) of the Act:

                             NAME OF EACH EXCHANGE

          TITLE OF EACH CLASS                         ON WHICH REGISTERED
          -------------------                         -------------------
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


The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 2, 1999 was $21,559,968.



The number of shares outstanding of common stock as of March 2, 1999 was 11,762,561.


                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the year ended December 28, 1998 are incorporated by reference into Part I hereof.


Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 18, 1999 are incorporated by reference into Part III hereof.

                                    PART I

ITEM 1. BUSINESS.

As of December 28, 1998, Chart House Enterprises, Inc. and its subsidiaries (the "Company") operated 58 restaurants, consisting of 57 Chart Houses and one Peohe's. In May 1996, the Company sold its Islands restaurant operations and in October 1998, the Company sold Solana Beach Baking Company, a wholesale bakery operated by the Company. The Company was incorporated in Delaware on July 25, 1985. The Company's principal executive offices are located at 640 North LaSalle, Suite 295, Chicago, Illinois 60610, and its telephone number is (312) 266-1100.

The following discussion describes the Company's operations.

OPERATIONS

Chart House operations commenced in 1961 with the opening of the first Chart House in Aspen, Colorado by a predecessor of the Company. As of December 28, 1998, there are 57 Chart House restaurants located in 21 states, Puerto Rico and the U.S. Virgin Islands.

Chart House restaurants are full-service, casual dinner houses with a menu featuring fresh fish, seafood, steaks, chicken and prime rib. Many of the Chart House restaurants feature an elaborate salad bar where the customer prepares his or her own salad and some Chart Houses have a seafood bar which offers various appetizers.

The Company places great emphasis upon the location, exterior and interior design of each Chart House restaurant. Each Chart House is unique and designed to fit within and complement its surroundings. The restaurant buildings are environmentally sensitive and functional in design. Representative exteriors of Chart House restaurants range from the restored 1887 Victorian boathouse on Coronado Island in San Diego Bay to the modern three-tiered glass restaurant in Philadelphia overlooking the Delaware River. With a few exceptions, Chart House restaurants are freestanding buildings with dinner seating capacities ranging from 92 to 350 and an average seating capacity of 196. The restaurant interiors are casual in design and decor and are accentuated by nautical-themed and action/adventure oriented artwork.

In 1998 the annual sales for each Chart House restaurant currently in operation ranged from $0.9 million to $6.1 million with an average annual sales per Chart House restaurant of $2.4 million. Historically, the Company's business is seasonal in nature with revenues and net income for the first, second, and third quarters greater than in the fourth quarter. The average dinner check was approximately $33 per person. The operating hours for Chart House restaurants are typically 5:00 p.m. to 11:00 p.m. on weekdays and 5:00 p.m. to 1:00 a.m. on weekends. A few selected Chart Houses are open for lunch and/or brunch.

Alcoholic beverages are available at all Chart House locations. The sale of alcoholic beverages accounted for approximately 22% of the revenues generated by Chart House restaurants during each of the past three years.

Each Chart House restaurant is managed by one general manager and between one and seven assistant managers, depending on the operating characteristics and size of the restaurant. On average, general managers possess approximately seven years experience with Chart House. The assistant managers generally are required to participate in a comprehensive management development program with progressive management assignments. In addition, each general manager is required to comply with an extensive operations manual which contains procedures to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. The general manager and his or her assistants are responsible for training restaurant employees under a training program managed by the director of training.

There are eight Chart House regional directors of operations, each of whom is responsible for five to nine Chart House restaurants in a given area. The regional directors of operations report to one of two Regional Vice Presidents of Operations, who report directly to the President and Chief Executive Officer of the Company. The duties of the directors of operations include supervising and assisting the managerial and staff employees of all Chart House restaurants.

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

Solana Beach Baking Company

The Company previously operated a wholesale bakery in a leased facility located in Carlsbad, California under the trade name "Solana Beach Baking Company." The wholesale bakery supplied bread and other baked goods to Chart House restaurants and also supplied muffins, croissants and other bakery products to other retail, grocery and wholesale club accounts. The bakery was sold in October 1998.

Site Development

The cost of opening a Chart House restaurant varies significantly from restaurant to restaurant, depending upon, among other things, the location of the site and whether the land, building, furniture, fixtures and equipment are purchased or leased. When identifying and developing restaurant sites, particular emphasis is placed on a potential site's physical location, with a preference for locations near water and within major metropolitan areas. Sales and profit projections are then prepared to determine whether the proposed restaurant will provide a targeted return on investment. The Company accords great importance to the selection of and coordination with the architect to ensure that the proposed restaurant structure fits the Chart House restaurant image.

Strategic Plan

The Company's strategic plan focuses on the revitalization of the core Chart House restaurants and the selective disposition of under-performing Chart Houses. The Company is midway through the revitalization plan, focusing on upgrading the facilities and completing implementation of a new, enhanced menu. Currently, the new menu is in 30 of the Company's 58 restaurants with the remaining restaurants, with the exception of Peohe's, implementing the new menu during 1999. Six Chart House restaurants were remodeled in 1998; 20 are scheduled for remodeling in 1999. The designs are intended to update the look of each Chart House restaurant and create a more comfortable and enjoyable dining experience. The Company continues to evaluate under-performing Chart House restaurants and has determined that up to six restaurants will be disposed during 1999. During the first quarter of 1999 the Company signed an agreement to purchase a restaurant company located in New York, New York. The potential acquisition is an operation that management believes will enhance operating results in 1999 and will complement the current restaurant group of Chart House Enterprises, Inc.

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


EMPLOYEES AND LABOR RELATIONS

As of December 28, 1998, the Company employed approximately 4,200 persons, of whom approximately 3,900 were hourly restaurant or clerical employees and approximately 300 were salaried, managerial employees engaged in administrative and supervisory capacities. A majority of the hourly employees are employed on a part-time basis to provide services necessary during peak periods of restaurant operations. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and believes its labor relations to be good.

COMPETITION

In general, the restaurant business is highly competitive and can be affected by competition created by similar restaurants in a geographic area, changes in the public's eating habits and preferences, and local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key competitive factors in the industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant locations, price and attractiveness of facilities. The Company's strategy is to differentiate itself from its competitors by continually upgrading the menu, updating the appearance of each Chart House with significant remodeling, and efficient and friendly service in a unique setting.

MARKETING

The Company has developed a coordinated marketing communications program. Efforts are concentrated on various local activities, print media, promotional campaigns and support for "ViewPoints", its newly-implemented frequent diner program.



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

TRADEMARKS AND SERVICE MARKS

The original "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. The new corporate "Chart House" logo and trademark were registered with the USPTO in August 1997. The "Peohe's" logo and trademark were registered with the USPTO in 1988. Applications to register two new service marks in connection with "ViewPoints", the Company's new frequent dining program, as well as three additional service marks, are currently pending with the USPTO.

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


NAME                                AGE            POSITIONS WITH THE COMPANY
----                                ---            --------------------------

Thomas J. Walters.................   40            President and Chief Executive
                                                   Officer

Cynthia T. Quigley................   39            Vice President and Chief
                                                   Financial Officer

Executive officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

Thomas J. Walters was promoted to Chief Executive Officer in November 1998. He joined the Company as President and Chief Operating Officer and became a director in February 1998. From March 1995 until February 1998, Mr. Walters was President of Morton's of Chicago restaurants. He also held the positions at Morton's of Vice President of Operations and Regional Manager from March 1993 to March 1995. Prior to Mr. Walters' association with Morton's, he was Director of Food and Beverage with the Ritz-Carlton Hotel Corporation for six years. He also has held positions as Director of Food and Beverage for the La Costa Resort & Spa, and Director of Catering and Banquet for the Hyatt

Hotels Corporation.

Cynthia T. Quigley joined the Company as Vice President and Chief Financial Officer in June 1998. Ms. Quigley previously served as Vice President of Finance for Allied Domecq Retailing, USA (Dunkin' Donuts, Baskin Robbins & Togos) from 1996 to May 1998. She held the position of Senior Vice President of Strategic Development for Daka International from 1994 to 1996. From 1991 to 1994 she was a Consultant with Hewitt Associates. Prior to 1991 she held various consulting and financial positions with Kraft General Foods, Arthur Andersen & Co., and Northern Trust Company. Ms. Quigley will resign her position with the Company as of March 26, 1999.

ITEM 2. PROPERTIES.

A majority of the restaurant properties used by the Company are leased from others. The following table sets forth the number of restaurants owned, leased and operated pursuant to ground leases and the average remaining lease term (including renewal options) in years as of December 28, 1998.

                                                                                       AVERAGE
                                                                                      REMAINING
                                                                  GROUND                LEASE
                                               OWNED  LEASED(1)  LEASES(2)  TOTAL      TERM(3)
Chart House.......................               10      31         16       57          26
Peohe's...........................               --       1         --        1          27
                                                ---      --        ---       --
Total.............................               10      32         16       58
                                                ===      ==        ===      ===

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

(3)  Includes renewal options.

The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. Most leases contain a provision for rent equal to the greater of a fixed minimum amount or a percentage of restaurant sales at the leased premises.


See Note 6 of the Notes to Consolidated Financial Statements as of December 28, 1998 for information with respect to assets pledged as collateral under the Company's revolving credit agreement.

The Chart House restaurant located in Weehawken, New Jersey was destroyed by fire in May 1998. The Company has entered a lease agreement with the owner of the Weehawken property which commences upon complete construction of a new restaurant. The Company anticipates that the Weehawken restaurant will reopen during fiscal year 1999.

Until June 1998 the Company's principal executive offices occupied approximately 20,400 square feet of office space in a building located in Solana Beach, California, which the Company sold in 1997 and leased back through June 1998. The Company's principal executive offices, since June 1998, occupy approximately 12,700 square feet of leased office space in a building located in Chicago, Illinois.

ITEM 3. LEGAL PROCEEDINGS.

The Company periodically is a defendant in cases incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a materially adverse effect on its financial condition or operations.

In the second quarter of 1997, the Company became a party to a civil action entitled The Edward Fineman Company, Inc. v. Chart House Enterprises, Inc. & Chart House, Inc., and Does 1 to 50, Case Number 711373, Superior Court of the State of California, San Diego County ("Court"). Plaintiff filed a complaint on June 11, 1997, alleging breach of a 5-year exclusive service contract entered into by the parties on or about July 5, 1995 ("Contract") and failure to pay for goods delivered. Plaintiff's initial claim for breach of contract damages was approximately $6,000,000 for lost profits, cover damages, and other non-specified damages, including accrued interest, reasonable attorneys' fees and costs. Plaintiff also sought approximately $200,000 for nonpayment of goods delivered and other non-specified damages. In response, the Company filed a cross-complaint against Plaintiff seeking a declaration that its termination of the Contract in May 1997 was appropriately based on several Events of Default set forth in the Contract and, therefore, did not constitute a breach thereof.

Following a ten-week bench trial during the fourth quarter of 1998, the Court issued a Memorandum of Decision on December 18, 1998 finding that the termination did not constitute a breach of the Contract and, therefore, Plaintiff was not entitled to recover any breach of contract damages against the Company. The Court further held that the Company was required to pay only $72,000 to Plaintiff in connection with its claim for nonpayment of goods, after allowing the Company to offset for certain professional auditing fees incurred during the litigation.

Pursuant to local rules of civil procedure, the Company submitted a proposed final judgment to the Court for entry in January 1999. To date, a final judgment has not been entered because Plaintiff filed a Motion for New Trial with the Court, which was subsequently denied. The Company is in the process of resubmitting its proposed final judgment to the Court for entry.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS.

The information appearing under the caption "Common Stock Information" on page 24 of the Company's Annual Report to Stockholders for the year ended December 28, 1998 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The selected financial data for the Company and its subsidiaries on page 11 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 6 through 11 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices.

The Company's net exposure to interest rate risk consists of its revolving credit agreement that is benchmarked to the LIBOR rate. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes. The impact on the Company's results of operations of a one-point interest rate change on the outstanding debt balance as of December 28, 1998 would be immaterial.

The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements established with vendors. These purchase agreements may contain contractual features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price fluctuations are generally short term in nature.

These disclosures contain forward-looking statements. Actual results may differ based upon general market conditions.


ITEM 8. FINANCIAL STATEMENTS.

The consolidated financial statements of the Company and its subsidiaries, listed under Item 14, appear on pages 12 through 22 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors. The information appearing under the caption "Election of Directors" on pages 2 - 6 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 1999 (the "Proxy Statement") is incorporated herein by reference.

Executive Officers. The information with respect to executive officers appearing under the caption "Executive Officers of the Company" is included in Item 1 of this Annual Report on Form 10-K and is incorporated herein by reference pursuant to general instruction G and instruction 3 to Item 401(b) of Regulation S-K.

Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Security Ownership of Management" on pages 12 and 13 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information appearing under the caption "Executive Compensation" commencing on page 6 of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT.

The information appearing under the captions "Security Ownership of Certain Beneficial Owners" on pages 10 - 12 and "Security Ownership of Management" on pages 12 and 13 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information appearing under the caption "Certain Relationships and Related Transactions" on page 10 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements:

Included in Part II of this report are the following financial statements incorporated herein by reference to the following pages of the Annual Report.

                                                                              Page
Consolidated Balance Sheets as of December 28, 1998 and December 29,
    1997...................................................................     12
Consolidated Statements of Operations for the fiscal years 1998, 1997
and 1996...................................................................     13
Consolidated Statements of Stockholders' Equity for the fiscal years
1998, 1997 and 1996........................................................     13
Consolidated Statements of Cash Flows for the fiscal years 1998, 1997
and 1996...................................................................     14
Notes to Consolidated Financial Statements.................................     15-22
Report of Independent Public Accountants...................................     23

(2)  Financial Statement Schedules:

All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

(3)       Exhibits

2.1 Asset Purchase Agreement by and among Chart House Acquisition, Inc., Diamond Jim's Steak House, L.L.C. Howard Levine, Richard Wolf, Marc Packer and, solely for purposes of Section 8.16, the Company dated as of March 17, 1999.

3.1 (1) Restated Certificate of Incorporation of the Company, as amended.(1)

          (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company.(2)

3.2       Amended and Restated Bylaws of the Company.(1)

4.1       Specimen Common Stock Certificate.(2)

4.2       Section 203 of the Delaware General Corporation Law.(2)

10.1 Second Amended and Restated Credit Agreement dated as of June 27, 1997 by and among Chart House, Inc. ("CHI"), as borrower, the Company and Big Wave, Inc., as guarantors, the Banks party thereto BankBoston, N.A, as agent, and Sumitomo Bank of California as Security Agent.(10)

10.2 First Amendment to Second Amended and Restated Credit Agreement dated as of December 28, 1998 by and among CHI, the Company and Big Wave, as guarantors, BankBoston N.A., as a Bank and Agent, and California Bank & Security Trust, as a Bank and Security Agent.

10.3 Second Amendment to Second Amended and Restated Credit Agreement dated as of December 28, 1998 by and among CHI, the Company, and Big Wave, Inc., as guarantors, BankBoston N.A. as a Bank and Agent, and California Bank & Trust, as Security Agent.

10.4 Asset Purchase Agreement dated September 29, 1998 by and among Crestone Group, LLC, Solana Beach Baking Company, and the Company.

10.5(1) Registration Rights Agreement dated November 27, 1985 among the Company and its stockholders.(1)

    (2)   First Amendment to Registration Rights Agreement dated as of April

          28, 1986.(1)

     (3) Second Amendment to Registration Rights Agreement dated as of April 21, 1987.(1)

     (4) Third Amendment to Registration Rights Agreement dated as of September 6, 1989.(3)

10.6 Stock Purchase Agreement dated October 22, 1998 by and among Inwood Investors Partnership, L.P., the Company, Metropolitan Life Insurance Company, Michael C. Jolley, Kirby Gorton, and Luther's Acquisition Corp.

10.7      [Intentionally Omitted]

10.8 Marks Licensing Agreement and Settlement Agreement, each dated as of June 30, 1987 between CHI and Cabell Enterprises, Inc.(1)

10.9      Compensatory Plans, Contracts and Agreements:

          (1)  1998 Employee Stock Purchase Plan.(14)

          (2)(a) 1989 Non-Qualified Stock Option Plan of the Company.(2)

             (b) Form of 1989 Non-Qualified Stock Option Plan Agreement.(2)

          (3)(a) 1992 Stock Option Plan.(4)

             (b) Form of 1992 Stock Option Plan Agreement.(4)

          (4)  [Intentionally Omitted]

          (5)(a) Chart House Enterprises, Inc. Corporate Employees 401(k) Plan, amended and restated as of January 1, 1996.(8 )

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

          (6)    Executive Benefit and Wealth Accumulation Plan of the

             Company, effective January 27, 1986.(1)

     (7)    [Intentionally Omitted]

     (8)    Form of Chart House Enterprises, Inc. Executive Severance
            Agreement.(8)

     (9)(a) 1996 Stock Option Plan.(12)

        (b) Form of 1996 Stock Option Plan Agreement.(12)

    (10)    1996 Nonemployee Director Stock Compensation Plan.(12)

    (11)(a) Restaurant Management Bonus Compensation Plan dated October 1, 1996.(12)

        (b) Corporate Management Bonus Compensation Plan dated January 1, 1997.(12)

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

     (3) Shareholders' Agreement dated as of December 30, 1988 by and among Luther's Acquisition Corporation and certain shareholders, including CHI.(2)

10.12   [Intentionally Omitted]

10.13   [Intentionally Omitted]

10.14   Management Agreement dated as of February 14, 1994 by and between

        North Pier Associates and CHI.(6)


10.15(1) Asset Purchase Agreement dated December 20, 1994 among Cork `N Cleaver, Inc., Seward's Folly, Inc., and Walter Seward.(6)

     (2)    Asset Purchase Agreement dated December 20, 1994 among

               Cork `N Cleaver of Kalamazoo, Inc., Seward's Folly Michigan, Inc., and Walter Seward.(6)

    (3) Management Agreement dated as of December 20, 1994 between Cork `N Cleaver of Kalamazoo, Inc., Seward's Folly Michigan, Inc. and Walter Seward.(6)

10.16     [Intentionally Omitted]

10.17 Stock Purchase Agreement dated as of December 14, 1995 by and among Java Centrale, Inc., the Company and Paradise Bakery, Inc.(7)

10.18     [Intentionally Omitted]

10.19(1) Stock Purchase and Sale Agreement dated as of March 10, 1997 among the Company, Chart House Investors, LLC and Alpha/ZFT Partnership. (9)

    (2) Chart House Enterprises, Inc. Amended and Restated Standstill Agreement dated October 1, 1997. (11)

10.20 Chart House Guaranty Agreement dated as of December 10, 1997 between the Company and FINOVA Capital Corporation.(13)

13.       Annual Report to Stockholders for the year ended December 28, 1998.

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

(11) Filed as Exhibit 2.1 to Amendment No. 4 to a Schedule 13D of Chart House Investors, LLC dated as of October 7, 1997.

(12) Filed as an exhibit to Form 10-K for the fiscal year ended December 30, 1996.

(13) Filed as an exhibit to Form 10-K for the fiscal year ended December 29, 1997.

(14) Filed as an exhibit to Form S-8 dated December 14, 1998.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed by the Company during the fiscal year covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHART HOUSE ENTERPRISES, INC.

Date:  March 19, 1999              By  THOMAS J. WALTERS

                                   Thomas J. Walters
                                   President and Chief Executive Officer;
                                   Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

      NAME                                TITLE                   DATE

THOMAS J. WALTERS               President and Chief Executive     March 19, 1999
----------------------------

Thomas J. Walters                    Officer; Director


CYNTHIA T. QUIGLEY              Vice President and Chief          March 19, 1999
----------------------------

Cynthia T. Quigley                   Financial Officer



WILLIAM M. SULLIVAN             Vice President and Controller     March 19, 1999
----------------------------

William M. Sullivan

BARBARA ALLEN                   Director                          March 19, 1999
-------------------------

Barbara Allen


LINDA WALKER BYNOE              Director                          March 19, 1999
-------------------------

Linda Walker Bynoe


WILLIAM M. DIEFENDERFER, III    Director                          March 19, 1999
-------------------------

William M. Diefenderfer, III


F. PHILIP HANDY                 Director                          March 19, 1999
-------------------------

F. Philip Handy


STEPHEN OTTMANN                 Director                          March 19, 1999
-------------------------

Stephen Ottmann


SAMUEL ZELL                     Chairman of the                   March 19, 1999
-------------------------

Samuel Zell                     Board, Director