Form 10-Q
period 1999-03-29
CHART HOUSE ENTERPRISES INC
filed 1999-05-05
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 29, 1999
                                    ---------------------------------------

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________ to ________________

COMMISSION FILE NUMBER      1-9684
                       ------------------------------



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


            640 North LaSalle, Suite 295, Chicago, Illinois, 60610
--------------------------------------------------------------------------------
         (Address of principal executive offices, including zip code)


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

                      YES       X           NO
                          -------------        -------------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 28, 1999:

                  Common Stock ($.01 par value) -- 11,762,561
                                                   ----------

                    PART I-FINANCIAL INFORMATION


Item 1. Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                March 29,              December 28,
ASSETS                                                            1999                     1998
                                                             --------------          ----------------
                                                               (Unaudited)
Current Assets:
  Cash                                                             $    246                  $    266
  Accounts Receivable                                                 2,636                     3,093
  Inventories                                                         1,933                     2,288
  Prepaid Expenses and Other Current Assets                             388                       306
  Current Portion of Deferred Tax Asset                                 685                       685
                                                                   --------                  --------
             Total Current Assets                                     5,888                     6,638
                                                                   --------                  --------
Property and Equipment, at Cost:
  Land                                                                6,258                     6,258
  Buildings                                                          18,821                    18,844
  Equipment                                                          34,079                    31,400
  Leasehold Interests & Improvements                                 51,515                    50,532
  Construction in Progress                                            2,656                     2,063
                                                                   --------                  --------
                                                                    113,329                   109,097
Less:  Accumulated Depreciation and Amortization                     46,697                    44,659
                                                                   --------                  --------
             Net Property & Equipment                                66,632                    64,438
                                                                   --------                  --------
Leased Property under Capital Leases, Less Accumulated
 Amortization of $6,593 in 1999 and $6,376 in 1998                    3,911                     4,128
                                                                   --------                  --------
Deferred Tax Asset                                                    4,679                     4,679
                                                                   --------                  --------
Other Assets and Goodwill, Net                                        8,135                     8,127
                                                                   --------                  --------
                                                                   $ 89,245                  $ 88,010
                                                                   ========                  ========

      The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                    March 29,               December 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                   1999                     1998
                                                                   -----------              ------------
                                                                   (Unaudited)
Current Liabilities:
  Current Portion of Obligations under Capital Leases              $       688              $        724
  Accounts Payable                                                       3,234                     4,772
  Accrued Liabilities                                                   12,595                    14,290
                                                                   -----------              ------------

          Total Current Liabilities                                     16,517                    19,786
                                                                   -----------              ------------

Long-Term Debt                                                           8,000                     3,450
                                                                   -----------              ------------

Long-Term Obligations under Capital Leases                               4,850                     5,020
                                                                   -----------              ------------

Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
  shares; none outstanding                                                   -                         -
Common Stock, $.01 par value, authorized 30,000,000
  shares; 11,762,561 shares outstanding in 1999 and
  11,762,561 in 1998                                                       118                       118
Additional Paid-In Capital                                              61,103                    61,103
Accumulated Deficit                                                     (1,343)                   (1,467)
                                                                   -----------              ------------

          Total Stockholders' Equity                                    59,878                    59,754
                                                                   -----------              ------------

                                                                   $    89,245              $     88,010
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

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)



                                                    First Quarter             First Quarter
                                                   Ended March 29,           Ended March 30,
                                                         1999                      1998
                                                   ---------------           ---------------

Revenues                                              $  34,631                 $  37,152
                                                   ---------------           ---------------

Costs and Expenses:
  Cost of Sales                                          11,099                    11,957
  Restaurant Labor                                       10,406                    10,022
  Other Operating Costs                                   7,904                     8,428
  Selling, General and
    Administrative Expenses                               2,986                     3,586
  Depreciation and Amortization                           1,837                     1,823
  Interest Expense                                          275                       211
                                                   ---------------           ---------------

     Total Costs and Expenses                            34,507                    36,027
                                                   ---------------           ---------------

Income Before Income Taxes                                  124                     1,125
Provision for Income Taxes                                    -                       349
                                                   ---------------           ---------------

Net Income                                            $     124                 $     776
                                                   ===============           ===============

Net Income Per Common Share--Basic and
  Diluted                                             $     .01                 $     .07
                                                   ===============           ===============

Weighted Average Shares Outstanding                      11,763                    11,734
                                                   ===============           ===============


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                First Quarter     First Quarter
                                                                Ended March 29,   Ended March 30,
                                                                     1999             1998
                                                                ---------------   ---------------
Cash Flows from Operating Activities:
Net Income                                                          $   124           $   776
Adjustments to Reconcile Net Income to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                       1,837             1,823
  Deferred Income Taxes                                                   -               326
  Loss on Write-Down and Disposition of Assets                            2                12
  Change in Net Current Liabilities                                  (2,503)           (1,828)
                                                                    -------           -------
       Cash (Used in) Provided by Operating Activities                 (540)            1,109
                                                                    -------           -------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                             (3,647)           (1,516)
 (Additions to) Reductions in Other Assets                             (177)               92
 Proceeds from Disposition of Assets                                      -                12
                                                                    -------           -------
       Cash Used in Investing Activities                             (3,824)           (1,412)
                                                                    -------           -------

Cash Flows from Financing Activities:
 Principal Payments on Obligations under
  Capital Leases                                                       (206)             (209)
 Net Borrowings under Revolving Credit
  Agreement                                                           4,550               500
 Net Proceeds from Sale/Issuance of Common Stock                          -                 7
                                                                    -------           -------
       Cash Provided by Financing Activities                          4,344               298
                                                                    -------           -------

Decrease in Cash                                                        (20)               (5)

Cash, Beginning of Period                                               266               205
                                                                    -------           -------
Cash, End of Period                                                 $   246           $   200
                                                                    =======           =======

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (In Thousands)
                                  (Unaudited)


                                                                First Quarter    First Quarter
                                                               Ended March 29,   Ended March 30,
                                                                    1999             1998
                                                               ---------------   --------------
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable                                  $   457         $   341
  Decrease in Inventories                                              355             453
  Increase in Prepaid Expenses and
   Other Current Assets                                                (82)           (164)
  Decrease in Accounts Payable                                      (1,538)         (2,354)
  Decrease in Accrued Liabilities                                   (1,695)           (104)
                                                                   -------         -------
       Change in Net Current Liabilities                           $(2,503)        $(1,828)
                                                                   =======         =======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                             $   133         $   183
  Income Taxes (Net of Refunds)                                    $     2         $    12

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1999
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended March 29, 1999 and March 30, 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1998.

(2)  INCOME TAXES

     No provision for income taxes has been recorded as of March 29, 1999 as the Company expects to offset 1999 income tax expense with income tax benefits associated with net operating losses and tax credits.

(3)  COMPUTER SOFTWARE COSTS

     The Company implemented AICPA, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective December 29, 1998. This Statement provides criteria to determine whether computer software costs are expensed or capitalized. The adoption of this Statement had no material impact on the Company's financial statements for the quarter ended March 29, 1999.

(4)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES FROM 1997

     In the first quarter of 1999, amounts paid and charged against the liability for severance and other special costs totaled approximately $416,000. At March 29, 1999 and December 28, 1998, the balance of the liability (included in Accrued Liabilities) was $103,000 and $519,000, respectively.

(5)  SUBSEQUENT EVENT

     On April 22, 1999 the Company purchased a restaurant business located in New York, New York. The business combination was accounted for under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly periods ended March 29, 1999 and March 30, 1998. The results of operations for the first quarter of 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 1999. The dollar amounts in the table below are in thousands.

                                                 First Quarter                         First Quarter
                                                Ended March 29,                        Ended March 30,
                                                     1999                                   1998
                                         ------------------------------       ---------------------------------

                                            Dollars           Percent            Dollars             Percent
                                         ------------       -----------       -------------       -------------
                                                                     (Unaudited)

Revenues                                    34,631             100.0              37,152               100.0
                                            ------             -----              ------               -----

Costs and Expenses:
 Cost of Sales                              11,099              32.0              11,957                32.2
 Restaurant Labor                           10,406              30.0              10,022                27.0
 Other Operating Costs                       7,904              22.8               8,428                22.7
 Selling, General and Administrative
  Expenses                                   2,986               8.6               3,586                 9.6
 Depreciation and Amortization               1,837               5.4               1,823                 4.9
 Interest Expense                              275               0.8                 211                 0.6
                                            ------             -----              ------               -----

    Total Costs and Expenses                34,507              99.6              36,027                97.0
                                            ------             -----              ------               -----

Income Before Income Taxes                     124               0.4               1,125                 3.0
Provision for Income Taxes                       -                 -                 349                 0.9
                                            ------             -----              ------               -----

Net Income                                     124               0.4                 776                 2.1
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

     Revenues for the first quarter decreased by $2,521,000 from 1998 to 1999. The majority of this decrease is represented by the sale of the Solana Beach Baking Company, which accounted for $1,535,000 of the decrease, and two Chart House restaurant closures, which accounted for a decrease in revenues of $724,000. Chart House comparable sales (sales at restaurants open the entire quarter of both years) were down $262,000 for the quarter. Comparable sales results were heavily influenced by weather. Restaurants in the western region reported average sales increases of 1.9% over the first quarter of 1998. The eastern region experienced unpleasant weather during the first quarter of 1999 compared to 1998, which helped to diminish restaurant sales on the east coast an average decrease of 4.1%.

     The Company expects to continue implementation of the new menu in a further thirteen restaurants; three in the eastern region, ten in the western region. Completion is anticipated by the end of the third quarter of 1999. First quarter sales at the restaurants with the new menu were slightly down; but less than the total comparable store sales decline. Management is preparing to close six underperforming restaurants whose sales volume for the first quarter of 1999 decreased by 6.6% compared to the first quarter of 1998.

     Restaurant-level operating margins have changed since 1998 primarily due to the implementation of a new menu in mid and late 1998. Cost of sales as a percentage of revenues was lower in 1999 despite the implementation of the new menu. The new menu includes lower priced entrees as well as larger, pre-portioned meat and better quality seafood both of which produced negative impacts to the cost of sales margin. The Company effectively managed product mix to compensate for these impacts. Restaurant labor has increased between the 1999 and 1998 periods, due in part to the Company's initiative to build stronger management presence at the restaurants. The minimum wage in California (a state in which the Company operates 19 of its 57 restaurants) increased by 12% in March 1998. This increase contributed to the negative variance for two months of the first quarter of 1999. Further, training costs for the new menu were incremental additions to routine labor costs. Other operating costs as a percentage of revenues were consistent with 1998 costs.

     Selling, general and administrative expenses have decreased from 1998 primarily because of 1998 corporate office relocation costs.

     Depreciation and amortization and interest expense were consistent with 1998.

     No provision for income taxes has been recorded as of March 29, 1999 as the Company expects to offset 1999 income tax expense income tax benefits associated with net operating losses and tax credits.

     As a result of the foregoing, net income decreased by $652,000 from $776,000 for the first quarter of 1998 to $124,000 for the first quarter of 1999.

Liquidity and Capital Resources
-------------------------------

     The working capital deficit decreased by approximately $2.5 million from $13.1 million in the first quarter of 1998 to $10.6 million in the first quarter of 1999. Net cash provided by operating activities decreased by approximately $1.6 million, resulting primarily from the payment of outstanding insurance claims.

     Long-term debt consists of borrowings under the Company's revolving credit agreement. During the first quarter of 1999, the Company increased its revolving credit borrowings by $4,550,000. At March 29, 1999, the Company had outstanding borrowings of $8,000,000 under the revolving credit agreement and approximately $12,000,000 in available credit under the revolving credit agreement. In April 1999, the Company replaced its existing revolving credit agreement with a new revolving credit and term loan agreement with the same bank. The new agreement provides for a revolving loan of up to $25 million and a term loan of $15 million, each of which mature on March 31, 2004. Interest under the new agreement is payable, at the Company's option, at the bank's base rate plus a maximum of 1.25% or LIBOR plus a maximum of 3.0%. In April 1999, the Company increased its outstanding borrowings by $12 million in order to execute the acquisition of Angelo & Maxie's, which is described below.

     The Company intends to dispose of up to six restaurant properties during fiscal year 1999. Cash proceeds are anticipated to be received upon these sales, however, no assurance can be given as to the likelihood or timing of such disposals nor can management estimate the amount of such proceeds.

     Capital expenditures for the first quarter of 1999 were primarily for the remodeling of several restaurants and regular additions at all restaurants. Capital expenditures for each of the remaining three quarters of 1999 are expected to remain at a similar level as remodeling activities continue under the restaurant revitalization program. Other than the restaurant located in Baltimore, Maryland, restaurants are anticipated to continue operations during remodeling activities. The Baltimore, Maryland restaurant is undergoing significant remodeling work and conceptual changes. The restaurant was closed to begin work in April and is expected to re-open in 2000.

     In the opinion of management, cash flows from operations, availability under the new revolving credit and term loan agreement, and proceeds from the sale of certain assets will be sufficient to fund working capital and regular capital expenditure commitments for 1999. The Company currently projects 1999 capital expenditures to be approximately $11.5 million, however, this amount may vary depending on the timing of revitalization activities. In order to fully implement the remodeling and revitalization program, the Company may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or that it will be available on terms satisfactory to the Company.

Angelo & Maxie's Acquisition
----------------------------

     On April 22, 1999 the Company acquired the assets of Angelo & Maxie's Steak House, a restaurant business located in New York, New York. The acquisition was accounted for under the purchase method of accounting. Accordingly, the acquired business's operating results are not included in the Company's 1999 first quarter consolidated statement of operations. The Company will include the operating results of the business beginning April 22, 1999. While no assurance can be given as to the success of this or any other Chart House restaurant, nor can past performance be necessarily indicative of future performance, management expects the Angelo & Maxie's restaurant to have a favorable impact on overall revenues and income.

Year 2000
---------

     Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures that may result in an adverse effect on the Company's operations. The Company has instituted a Year 2000 project in an attempt to prevent these occurrences. As of March 29, 1999, the Company was approximately 70% complete in achieving compliance with the project's requirements. The Company has completed the Awareness and Assessment phases of this project and has partially completed Replacement, Testing, and Implementation. The Company expects the remaining phases to be substantially complete by the third quarter of 1999.

     The operation of Chart House restaurants does not rely heavily on information technology. The most direct operational issue the Company faces with its information technology is the point-of-sale system at each of the restaurants. The replacement of the point-of-sale system is one part of a significant operational and financial systems overhaul expected to be complete by the second quarter of 1999. The overhaul was scheduled and represents the most cost-effective way of enhancing reporting capabilities; the Company has received assurances from the hardware and software manufacturers that the replacement technology will be Year 2000 compliant. The Company expects to fund the overhaul with operating cash flows and availability under its revolving credit and term loan agreement. Since the overhaul was contemplated prior to the institution of a Year 2000 project, the Company does not believe that it will incur significant incremental expense with respect to Year 2000 compliance. The Company does not believe that it faces any significant operational issues with embedded technology or non-IT systems.

     In identifying a "worst case scenario" the Company believes that a failure of the project will only affect internal reporting capabilities. As a result, the Company's restaurants should be able to function with no anticipated interruption. Under this scenario, the Company's contingency plan consists of administrative personnel analyzing source data information, if necessary, to continue daily operations support for the Company.

     The Company's potential third party risk is with its food distributors. Evaluations, including review of disclosures in third party SEC filings and review of correspondence regarding Year 2000 compliance, indicate that such distributors are addressing the issue on a timely basis and, therefore, do not expect significant operational difficulties.

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


Other Information
-----------------

     Certain of the statements contained in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management. Examples of certain forward-looking statements are the Company's estimates of the cost, timing and effect of its Year 2000 compliance efforts, the anticipated effect of menu changes and acquisitions, the Company's intentions to dispose of assets, remodel assets, or acquire assets, and the Company's quantitative and qualitative disclosures about market risk. Although the Company believes that the expectations reflected in all such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk results from the fact that borrowings under its revolving credit and term loan agreement are payable at floating rates of interest, which are pegged off at the agent bank's base rate or the LIBOR rate. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes. The potential loss in future earnings resulting from a one-point interest rate change on the outstanding debt balance as of March 29, 1999 may be significant to the extent the Company's earnings do not increase, or decrease to break-even levels.

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

                          PART II - OTHER INFORMATION

Item 5.  Other Information.

         On April 22, 1999 the Company completed the purchase of the Angelo & Maxie's restaurant business located in New York, New York from Diamond Jim's Steak House, L.L.C., an unrelated third party. The acquisition was accounted for under the purchase method of accounting. The purchase was funded with cash in the amount of approximately $12 million representing the acquisition of fixed assets and goodwill. Funding was provided from available credit under the Company's revolving credit facility with BankBoston. The assets purchased were previously used primarily for purposes of operating a restaurant and the Company intends to continue to use them for the same purposes.

Item 6.  Exhibits and Reports on Form 8-K.
   (a)   Exhibits.
         Exhibit No. 27 Financial Data Schedule (required for electronic filing only).

   (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter of which this report is filed.

Item 7.  Financial Statements and Exhibits.
   (a) Financial statements of business acquired. The required financial statements are not filed herein but will be filed as an exhibit to Form 8-K/A within 60 days of this filing.

   (b) Pro forma financial information. The required pro forma financial information is not filed herein but will be filed as an exhibit to Form 8-K/A within 60 days of this filing.

   (c)   Exhibits.
         Exhibit No. 2.1   Asset Purchase Agreement (filed as an exhibit to Form
         10-K for the fiscal year ended December 28, 1998.)

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)

Date: May 5, 1999                By: /s/ THOMAS J. WALTERS
                                     -----------------------------------------
                                         Thomas J. Walters
                                         President and Chief Executive Officer



                                 By: /s/ WILLIAM M. SULLIVAN
                                     -----------------------------------------
                                         William M. Sullivan
                                         Vice President--Finance