Form 10-Q
period 1999-06-28
CHART HOUSE ENTERPRISES INC
filed 1999-08-11
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended  June 28, 1999
                                         ----------------------------------

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______________ to _______________

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

                             YES    X           NO
                                 -------           --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 1999:

                  Common Stock ($.01 par value) - 11,762,561
                                                  ----------

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                   June 28,               December 28,
ASSETS                                                               1999                     1998
                                                                 -----------              ------------
                                                                 (Unaudited)
Current Assets:
  Cash                                                             $    372                  $    266
  Accounts Receivable                                                 3,406                     3,093
  Inventories                                                         2,027                     2,288
  Prepaid Expenses and Other Current Assets                             221                       306
  Current Portion of Deferred Tax Asset                                 685                       685
                                                                   --------                  --------

             Total Current Assets                                     6,711                     6,638
                                                                   --------                  --------

Property and Equipment, at Cost:
  Land                                                                5,628                     6,258
  Buildings                                                          16,648                    18,844
  Equipment                                                          35,270                    31,400
  Leasehold Interests & Improvements                                 52,825                    50,532
  Construction in Progress                                            3,068                     2,063
                                                                   --------                  --------

                                                                    113,439                   109,097

Less:  Accumulated Depreciation and Amortization                     45,111                    44,659
                                                                   --------                  --------

             Net Property & Equipment                                68,328                    64,438
                                                                   --------                  --------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $6,826 in 1999 and $6,376 in 1998                    3,678                     4,128
                                                                   --------                  --------

Non-current Portion of Deferred Tax Asset                             4,679                     4,679
                                                                   --------                  --------

Other Assets and Goodwill, Net                                       19,631                     8,127
                                                                   --------                  --------


                                                                   $103,027                  $ 88,010
                                                                   ========                  ========

  The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                                    June 28,                December 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                                  1999                     1998
                                                                  -----------               ------------
                                                                  (Unaudited)

Current Liabilities:
  Current Portion of Obligations under Capital Leases               $    688                   $   724
  Accounts Payable                                                     3,629                     4,772
  Accrued Liabilities                                                 13,852                    14,290
                                                                    --------                   -------

             Total Current Liabilities                                18,169                    19,786
                                                                    --------                   -------

Deferred Payments on Acquisition                                       1,400                         -
                                                                    --------                   -------

Long-Term Debt                                                        17,394                     3,450
                                                                    --------                   -------

Long-Term Obligations under Capital Leases                             4,640                     5,020
                                                                    --------                   -------


Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                                  -                         -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,762,561 shares outstanding in 1999 and 1998                  118                       118
Additional Paid-In Capital                                            61,103                    61,103
Retained Earnings (Accumulated Deficit)                                  203                    (1,467)
                                                                    --------                   -------

             Total Stockholders' Equity                               61,424                    59,754
                                                                    --------                   -------

                                                                    $103,027                   $88,010
                                                                    ========                   =======

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                            Thirteen Weeks    Thirteen Weeks    Twenty-Six Weeks    Twenty-Six Weeks
                                            Ended June 28,    Ended June 29,     Ended June 28,      Ended June 29,
                                                1999               1998              1999                 1998
                                            --------------    --------------    ----------------    ----------------
Revenues                                       $37,329           $38,522            $71,960              $75,674
                                               -------           -------            -------              -------

Costs and Expenses:
  Cost of Sales                                 11,810            12,172             22,909               24,129
  Restaurant Labor                              11,056            10,782             21,462               20,804
  Other Operating Costs                          8,155             9,351             16,059               17,767
  Selling, General and Administrative
   Expenses                                      3,142             3,851              6,128                7,437
  Depreciation and Amortization                  2,034             1,821              3,871                3,644
  (Gain) Loss on Sales of Assets                  (742)                7               (742)                  19
  Interest Expense                                 328               179                603                  390
  Interest Income                                    -                (1)                 -                   (1)
                                               -------           -------            -------              -------

              Total Costs and Expenses          35,783            38,162             70,290               74,189
                                               -------           -------            -------              -------

Income Before Income Taxes                       1,546               360              1,670                1,485
Provision for Income Taxes                           -               112                  -                  461
                                               -------           -------            -------              -------

Net Income                                     $ 1,546           $   248            $ 1,670              $ 1,024
                                               =======           =======            =======              =======

Net Income Per Common Share                       $.13              $.02               $.14                 $.09
              - Basic and Diluted              =======           =======            =======              =======

Weighted Average Shares Outstanding             11,763            11,730             11,763               11,729
                                               =======           =======            =======              =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)


                                                            Twenty-Six Weeks   Twenty-Six Weeks
                                                             Ended June 28,     Ended June 29,
                                                                  1999              1998
                                                            ----------------   ----------------

Cash Flows from Operating Activities:
Net Income                                                      $  1,670            $ 1,024
Adjustments to Reconcile Net Income to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                    3,871              3,644
  Deferred Income Taxes                                                -                451
  (Gain) Loss on Retirement and Disposition of Assets               (742)                19
  Change in Net Current Liabilities (Excluding Net
     Current Liabilities Acquired)                                (2,461)            (2,495)
                                                                --------            -------

         Cash Provided by Operating Activities                     2,338              2,643
                                                                --------            -------

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                          (8,325)            (4,072)
 Expenditures for Acquisitions (Net of Cash Acquired)            (10,383)                 -
 (Additions) Reductions of Other Assets                             (740)                80
 Proceeds from Disposition of Assets                               3,688              1,733
                                                                --------            -------

         Cash Used in Investing Activities                       (15,760)            (2,259)
                                                                --------            -------

Cash Flows from Financing Activities:
 Principal Payments on Obligations under
  Capital Leases                                                    (416)              (419)
 Debt Issuance Costs                                                (475)                 -
 Net Payments under Revolving Credit Agreement                      (581)                 -
 Proceeds from Issuance of Long-Term Debt                         15,000                  -
 Net Proceeds from Sale/Issuance of Common Stock                       -                 38
                                                                --------            -------

         Cash Provided by (Used in) Financing Activities          13,528               (381)
                                                                --------            -------

Increase in Cash                                                     106                  3
Cash, Beginning of Period                                            266                205
                                                                --------            -------

Cash, End of Period                                             $    372            $   208
                                                                ========            =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)
                                  (Unaudited)

                                                         Twenty-Six Weeks   Twenty-Six Weeks
                                                          Ended June 28,     Ended June 29,
                                                               1999               1998
                                                         ----------------   ----------------

The Change in Net Current Liabilities (Excluding Net
 Current Liabilities Acquired) is Comprised of
 the Following:
  (Increase) Decrease in Accounts Receivable                  $  (313)           $   233
  Decrease in Inventories                                         407                729
  Decrease (Increase) in Prepaid Expenses and
   Other Current Assets                                            85               (522)
  Decrease in Accounts Payable                                 (1,143)            (1,589)
  Decrease in Accrued Liabilities                              (1,497)            (1,346)
                                                              -------            -------

         Change in Net Current Liabilities (Excluding
         Net Current Liabilities Acquired)                    $(2,461)           $(2,495)
                                                              =======            =======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                        $   335            $   375
  Income Taxes (Net of Refunds)                               $  (142)           $   304

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 28, 1999
                                  (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and six month periods ended June 28, 1999 and June 29, 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(2)  INCOME TAXES

     No provision for income taxes has been recorded as of June 28, 1999 as the Company expects to offset 1999 income tax expense with income tax benefits associated with net operating losses and tax credits.

(3)  COMPUTER SOFTWARE COSTS

     The Company implemented AICPA, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective December 29, 1998. This Statement provides criteria to determine whether costs of computer software developed or obtained for internal use are expensed or capitalized. The adoption of this Statement had no material impact on the Company's financial statements for the quarter ended June 28, 1999.

(4)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES FROM 1997

     At June 28, 1999 and December 28, 1998, the balance of the liability for severance and other special costs (included in accrued liabilities) was $100,000 and $519,000, respectively. There were no significant charges taken against this liability during the second quarter of 1999. The Company anticipates that the remaining liability will be exhausted by the end of the fiscal year.

(5)  BUSINESS COMBINATION

      The Company purchased a restaurant business located in New York, New York d/b/a Angelo and Maxie's Steakhouse ("Angelo and Maxie's"). The acquisition was accounted for under the purchase method of accounting. The purchase price was $12,633,000. Of this amount approximately $10,383,000 was paid at closing, including costs of acquisition, and the remaining $2,250,000 will be paid in equal monthly installments over the next three years. The identifiable net assets acquired included tangible net assets of $1,015,000, the value of the trade name of $6,975,000, and the value of a non-compete agreement of $450,000. Goodwill of $4,193,000, representing the excess of costs over the fair value of net assets acquired was recorded as a result of the acquisition. The intangible assets are being amortized on a straight-line basis over lives of three to twenty years. The results of operations of Angelo and Maxie's are included in the Company's consolidated results of operations from the date of its acquisition, April 22, 1999.

     The following unaudited pro forma results present combined year to date historical financial information as if the acquisition occurred at the beginning of each period.

                                                     1999                 1998
                                              $        per share   $        per share
                                              ------------------   ------------------

Revenues (in thousands)                         $74,772            $80,321
Income before Extraordinary Items and
     Cumulative Effects of Accounting Changes
     (in thousands)                             $ 1,733   $.15     $ 2,239     $.19
Net Income (in thousands)                       $ 1,733   $.15     $ 2,215     $.19

(6)  LONG TERM DEBT

     In April 1999, the Company paid off the outstanding balance of an existing revolving credit agreement and entered into a revolving credit and term loan agreement with the same bank. This agreement provides for a revolving loan of up to $25 million and a term loan of $15 million, each of which mature on March 31, 2004. Interest under the agreement is payable, at the Company's option, at the bank's base rate or LIBOR, plus a multiple based on certain financial covenants. Principal payments on the term loan are not required before the third quarter 2000. The Company increased its total outstanding borrowings during the second quarter of 1999 by approximately $9 million. The proceeds of the $15 million term loan were used to pay down the outstanding balance of the revolving credit agreement and to execute the acquisition of Angelo and Maxie's.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly and six-month periods ended June 28, 1999 and June 29, 1998. The results of operations for the first six months of 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 1999. The dollar amounts in the table below are in thousands.

                                      Thirteen Weeks     Thirteen Weeks     Twenty-Six Weeks    Twenty-Six Weeks
                                      Ended June 28,     Ended June 29,      Ended June 28,      Ended June 29,
                                           1999               1998                1999                1998
                                    -----------------   -----------------   -----------------   -----------------
                                    Dollars   Percent   Dollars   Percent   Dollars   Percent   Dollars   Percent
                                    -------   -------   -------   -------   -------   -------   -------   -------
                                                 (Unaudited)                             (Unaudited)

Revenues                             37,329     100.0    38,522    100.0     71,960    100.0     75,674    100.0
                                     ------     -----    ------    -----     ------    -----     ------    -----

Costs and Expenses:
 Cost of Sales                       11,810      31.6    12,172     31.6     22,909     31.8     24,129     31.9
 Restaurant Labor                    11,056      29.6    10,782     28.0     21,462     29.8     20,804     27.5
 Other Operating Costs                8,155      21.9     9,351     24.3     16,059     22.3     17,767     23.5
 Selling, General and
  Administrative Expenses             3,142       8.4     3,851     10.0      6,128      8.5      7,437      9.8
 Depreciation and Amortization        2,034       5.4     1,821      4.7      3,871      5.4      3,644      4.8
 (Gain) Loss on Sales of Assets        (742)     (2.0)        7        -       (742)    (1.0)        19        -
 Interest Expense                       328       0.9       179      0.5        603      0.9        390      0.5
 Interest Income                          -         -        (1)       -          -        -         (1)       -
                                     ------     -----    ------    -----     ------    -----     ------    -----

      Total Costs and Expenses       35,783      95.8    38,162     99.1     70,290     97.7     74,189     98.0
                                     ------     -----    ------    -----     ------    -----     ------    -----

Income Before Income Taxes            1,546       4.2       360      0.9      1,670      2.3      1,485      2.0
Provision for Income Taxes                -         -       112      0.3          -        -        461      0.6
                                     ------     -----    ------    -----     ------    -----     ------    -----

Net Income                            1,546       4.2       248      0.6      1,670      2.3      1,024      1.4
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

     Revenues for the second quarter and first half of 1999 decreased by $1,193,000 and $3,714,000 from the respective periods of the prior year. The decrease is entirely represented by closure of several restaurants and other operations; while comparable restaurant revenues have increased since 1998. Six Chart House restaurants were closed between July 1998 and June 1999; five permanently and one for major reconstruction. These restaurants accounted for a $2,179,000 decrease for the second quarter and a $3,123,000 decrease in the first half of 1999. Along with these restaurant closures, the Company sold the Solana Beach Baking Company in 1998. This sale represented a $1,656,000 decrease in sales for the second quarter and a $3,191,000 decrease in sales for the first half of 1999. Added to the sales results this quarter are approximately ten weeks of sales from the newly acquired Angelo and Maxie's. This restaurant contributed approximately 4.4% of the second quarter's revenue and approximately 2.3% of the revenue for the first half of 1999. Excluding the impacts of these events, comparable restaurant revenues for the second quarter increased by $1,007,000 or 3% over the second quarter of 1998 and $965,000 or 1.5% over the first six months of 1998.

     The Company has substantially completed the year long process of rolling out a new more contemporary menu in designated restaurants. The second quarter sales for restaurants with the new menu were up overall by approximately 3.5% over the same period of 1998. The first half of the year realized a 2% increase in sales. Management expects to close two restaurants in third quarter 1999, and, at this time, has no intentions to close any additional restaurants. The Company is in the preliminary phases of converting up to ten Chart House restaurants into Angelo and Maxie's Steakhouses. The decision to convert an existing restaurant to the new concept is based upon several factors including location, customer preferences, and feasibility. Management is unable, at this phase in the planning, to confirm the likelihood or timing of the proposed restaurant conversions.

     Cost of sales as a percentage of revenues was consistent in the second quarter of 1999 with the second quarter of 1998. During the first half of 1999 the Company maintained a slightly lower cost of sales percentage than in 1998, despite the implementation of the new menu. The new menu includes lower priced entrees as well as larger, pre-portioned meat and better quality seafood, all of which contribute a negative impact to the cost of sales margin. The Company has effectively managed product mix to compensate for this impact. In general, Chart House restaurants have been able to maintain a lower cost of sales percentage than the Angelo and Maxie's restaurant. As the Company begins to convert existing restaurants to the Angelo and Maxie's concept, and therefore increases its ratio to the total number of restaurants, management anticipates the consolidated cost of sales percentage to increase. Aware of this potential, the Company is confident that this increasing cost can be controlled by managing product mix and negotiations with current vendors. Restaurant labor as a percentage of revenues was higher during the 1999 periods as compared to the 1998 periods due in part to the Company's initiative to increase management presence at the restaurants. Labor has also increased as a result of the implementation of the new menu and associated training programs. Other operating costs have decreased during both periods of 1999 from the respective periods in 1998 primarily because of a decrease in repairs and maintenance. Several restaurants have undergone significant remodeling since June 1998, eliminating the need for extensive and costly repairs.

     Selling, general and administrative expenses decreased by $709,000 and $1,309,000 for the second quarter and first half of 1999, respectively. These decreases are primarily due to costs incurred in 1998 to relocate the Company's corporate office. Further, the Company is realizing savings in both administrative salaries and consulting fees during 1999.

     Depreciation and amortization has increased from 1998 levels as a result of significant capital expenditures with restaurant remodeling and the acquisition of tangible and intangible assets of Angelo and Maxie's.

     The Company sold three restaurant properties during the second quarter of 1999 resulting in gains of $742,000. There were no sales of restaurant properties during the second quarter of 1998.

     Interest expense has increased from 1998 levels subsequent to the debt incurred to acquire Angelo and Maxie's.

     No provision for income taxes has been recorded as of June 28, 1999 as the Company expects to offset 1999 income tax expense with income tax benefits associated with net operating losses and tax credits.

     As a result of the foregoing, net income increased by $1,298,000, from $248,000 to $1,546,000 for the second quarter of 1999. Net income for the first half of 1999 increased by $646,000 from $1,024,000 in 1998 to $1,670,000 in
1999.

Financial Condition
-------------------

     The significant changes in financial condition of the Company are the result of both the acquisition of Angelo and Maxie's and the continuing remodeling of existing Chart House restaurants. The acquisition included approximately $1 million in fixed assets acquired and $11 million in intangible assets. The Company borrowed $15 million in a long-term loan. The proceeds of the loan were used to execute the Angelo and Maxie's acquisition and to pay down the outstanding balance on the revolving credit agreement. Approximately $4.6 million in net capital expenditures, exclusive of the Angelo and Maxie's expenditure, have contributed to the increase in net assets for the first half of 1999.

Liquidity and Capital Resources
-------------------------------

     The Company requires liquidity principally for working capital, for the acquisition and construction of new restaurants, and for the remodeling and refurbishing of existing restaurants. The Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit and term loan agreement which provides a $25 million line of credit and a term loan of $15 million, each of which mature on March 31, 2004. The proceeds of the term loan were used primarily for the acquisition of Angelo and Maxie's as well as to pay down the outstanding balance on the line of credit. Principal payments on this loan will not begin until the third quarter 2000.

     During the second quarter of 1999, the Company decreased its revolving credit borrowings by $5,606,000 for an outstanding balance at June 28, 1999 of $2,394,000. This reduction was funded by the proceeds of the term loan and cash flows from operating activities. At June 28, 1999, the Company had more than $22 million in available credit. At June 29, 1998, the Company had no outstanding borrowings under its revolving credit agreement.

     The Company had $11,458,000 working capital deficit at the end of the second quarter 1999; a decrease of $2,491,000 from a balance of $13,949,000, at the end of the second quarter 1998. Most of this decrease is attributed to the payments of severance and other special costs charged during the restructuring activities of 1997. Payments of approximately $1,500,000 occurred during the twelve months between July 1998 and June 1999. The remaining decrease is attributed to, among other things, payments of outstanding insurance claims.

     In the opinion of management, cash flows from operations, plus availability under the $25 million revolving credit agreement should be sufficient to fund working capital, ongoing capital maintenance, remodeling of restaurants under the restaurant revitalization program, and site selection and development activities for new restaurants, for at least the next twelve months. Significant unanticipated changes in the extent and timing of remodeling and development activities may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or on terms satisfactory to the Company.

Seasonality and Other Information
---------------------------------

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

Year 2000
---------

     Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures that may adversely affect the Company's operations. The Company has instituted a Year 2000 project in an attempt to prevent these occurrences. As of June 28, 1999, the Company was approximately 70% complete in achieving compliance with the project's requirements. The Company has completed the Awareness and Assessment phases of this project and has partially completed Replacement, Testing, and Implementation. The Company expects the remaining phases to be substantially complete by the end of 1999.

     The operation of Chart House restaurants does not rely heavily on information technology. The most direct operational issue the Company faces with its information technology is the point-of-sale system at each of the restaurants. The replacement of the point-of-sale system was one part of a significant operational and financial systems overhaul. The point-of-sale system replacement was completed during second quarter 1999. The Company has received assurances from the hardware and software manufacturers that the replacement technology will be Year 2000 compliant. The remaining phase of the overhaul includes upgrading the "back-office" system linking the point-of-sale system with the general ledger system. Incremental expense of approximately $150,000 is anticipated to ensure the upgraded technology will be Year 2000 compliant. The Company expects to fund the remaining compliance requirements with operating cash flows and availability under its revolving line of credit. The Company does not believe that it faces any significant operational issues with embedded technology or non-IT systems.

     In identifying a "worst case scenario," the Company believes that a failure of the project will only affect internal reporting capabilities. As a result, the Company's restaurants should be able to function with no anticipated interruption. Under this scenario, the Company's contingency plan consists of administrative personnel analyzing source data information, if necessary, to continue daily operations support for the Company.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk results from the fact that borrowings under its revolving credit and term loan agreement are payable at floating rates of interest, which are based upon the lender's base rate or the LIBOR rate. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes. The potential loss in future earnings resulting from a one-point interest rate change on the outstanding debt balance as of June 28, 1999 may be significant to the extent the Company's earnings do not increase, or decrease to break-even levels.

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

                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 18, 1999. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for purposes of:

(i)  electing directors, and
(ii) transacting such other business as may properly come before the meeting.

There was no solicitation in opposition to management's nominees for directors.

     At the meeting, seven directors were elected.

     The tables below summarize the results of the stockholder vote:

                                                         Number    Percentage
                                                         ------    ----------

Shares Outstanding and Entitled to Vote                11,762,561    100.0%
Shares Represented in Person or by Proxy at Meeting    10,672,130     90.7%
Shares Not Voted at Meeting                             1,090,431      9.3%

                                                         Votes         Votes
                                                          For         Against
                                                       ----------     -------
Proposal I (Election of Directors)
Breakdown of votes cast for each nominee:
     Barbara R. Allen                                  10,655,736      16,394
     Linda Walker Bynoe                                10,655,636      16,494
     William M. Diefenderfer III                       10,655,535      16,595
     F. Philip Handy                                   10,654,636      17,494
     Stephen Ottmann                                   10,654,736      17,394
     Thomas J. Walters                                 10,654,816      17,314
     Samuel Zell                                       10,656,275      15,855

Item 6. Exhibits and Reports on Form 8-K.
   (a) Exhibits.
       Exhibit No. 27     Financial Data Schedule (required for electronic
                          filing only).

   (b) Reports on Form 8-K. A report on Form 8-K/A was filed on July 6, 1999 providing financial statements, pro forma information, and related exhibits required subsequent to the Company's acquisition of Angelo and Maxie's.

SIGNATURES
----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date: August 11, 1999            By: /s/ THOMAS J. WALTERS
                                     ------------------------------------------
                                         Thomas J. Walters
                                         President and Chief Executive Officer



                                 By: /s/ WILLIAM M. SULLIVAN
                                     ------------------------------------------
                                         William M. Sullivan
                                         Executive Vice President and Chief
                                         Financial Officer