Form 10-Q
period 1999-09-27
CHART HOUSE ENTERPRISES INC
filed 1999-11-10
CIK 820757

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1999
                                    ------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

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

                         Yes       X           No
                              -------------         ---------------

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1999:

                 Common Stock ($.01 par value) -    11,775,191
                                                 --------------

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                               September 27,            December 28,
ASSETS                                                             1999                    1998
                                                            ----------------        -----------------
                                                              (Unaudited)

Current Assets:
  Cash and Equivalents                                             $    365                  $    266
  Accounts Receivable                                                 3,322                     3,093
  Inventories                                                         1,992                     2,288
  Prepaid Expenses and Other Current Assets                             291                       306
  Current Portion of Deferred Tax Asset                                 685                       685
                                                                   --------                  --------

             Total Current Assets                                     6,655                     6,638

Property and Equipment, at Cost:
  Land                                                                4,273                     6,258
  Buildings                                                          15,891                    18,844
  Equipment                                                          36,594                    31,400
  Leasehold Interests & Improvements                                 54,358                    50,532
  Construction in Progress                                            3,475                     2,063
                                                                   --------                  --------

                                                                    114,591                   109,097

Less:  Accumulated Depreciation and Amortization                     46,106                    44,659
                                                                   --------                  --------

             Net Property & Equipment                                68,485                    64,438

Leased Property under Capital Leases, Less Accumulated
 Amortization of $6,985 in 1999 and $6,376 in 1998                    3,519                     4,128

Non-current Portion of Deferred Tax Asset                             4,679                     4,679

Other Assets and Goodwill, Net                                       19,270                     8,127
                                                                   --------                  --------

                                                                   $102,608                  $ 88,010
                                                                   ========                  ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)



                                                              September 27,             December 28,
LIABILITIES AND STOCKHOLDERS' EQUITY                              1999                     1998
                                                            -----------------        ------------------
                                                               (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Obligations                          $  1,439                   $   724
  Accounts Payable                                                     2,679                     4,772
  Accrued Liabilities                                                 14,179                    14,290
                                                                    --------                   -------

             Total Current Liabilities                                18,297                    19,786

Non-Current Liabilities (Excluding Current Portion):
  Deferred Payments on Acquisition                                     1,187                         -
  Long-Term Debt                                                      16,550                     3,450
  Long-Term Obligations under Capital Leases                           4,498                     5,020
                                                                    --------                   -------

            Total Non-Current Liabilities (Excluding
             Current Portion)                                         22,235                     8,470
Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                                  -                         -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,775,191 shares outstanding in 1999 and
 11,762,561 outstanding in 1998                                          118                       118
Additional Paid-In Capital                                            61,178                    61,103
Retained Earnings (Accumulated Deficit)                                  780                    (1,467)
                                                                    --------                   -------

             Total Stockholders' Equity                               62,076                    59,754
                                                                    --------                   -------

                                                                    $102,608                   $88,010
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

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                           Thirteen Weeks      Thirteen Weeks         Thirty-Nine Weeks     Thirty-Nine Weeks
                                          Ended Sept. 27,     Ended Sept. 28,          Ended Sept. 27,       Ended Sept. 28,
                                               1999                 1998                     1999                  1998
                                         ------------------  ------------------    -----------------------  -----------------

Revenues                                        $36,040            $37,018                   $108,000            $112,692
                                                -------            -------                   --------            --------

Costs and Expenses:
  Cost of Sales                                  11,416             12,336                     34,325              36,465
  Restaurant Labor                               10,518             11,051                     31,980              31,855
  Other Operating Costs                           7,825              8,708                     23,884              26,475
  Selling, General and Administrative
   Expenses                                       2,905              3,655                      9,033              11,092
  Depreciation and Amortization                   1,996              1,717                      5,867               5,361
  (Gain) Loss on Sales of Assets                      -                  -                       (742)                 19
  Interest Expense, Net                             803                180                      1,406                 569
                                                -------            -------                   --------            --------


           Total Costs and Expenses              35,463             37,647                    105,753             111,836
                                                -------            -------                   --------            --------

Income/(Loss) Before Income Taxes                   577               (629)                     2,247                 856
Provision/(Benefit) for Income Taxes                  -               (153)                         -                 308
                                                -------            -------                   --------            --------

Net Income/(Loss)                               $   577            $  (476)                  $  2,247            $    548
                                                =======            =======                   ========            ========

Net Income/(Loss) Per Common Share,
  Basic and Diluted                               $0.05             $(0.04)                     $0.19               $0.05
                                                =======            =======                   ========            ========

Weighted Average Shares Outstanding              11,767             11,752                     11,764              11,742
                                                =======            =======                   ========            ========



 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                             Thirty-Nine Weeks     Thirty-Nine Weeks
                                                            Ended September 27,   Ended September 28,
                                                                    1999                 1998
----------------------------------------------------------  --------------------  --------------------

Cash Flows from Operating Activities:
Net Income                                                      $  2,247               $   548
Adjustments to Reconcile Net Income to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                    5,867                 5,361
  Deferred Income Taxes                                                -                   329
  Common Stock Issued in Lieu of Compensation                         75                     -
  (Gain)/Loss on Retirement and Disposition of Assets               (742)                    8
  Change in Net Current Liabilities (Excluding Net
      Current Liabilities Acquired)                               (3,455)               (1,917)
                                                                --------               -------

         Cash Provided by Operating Activities                     3,992                 4,329
                                                                --------               -------

Cash Flows from Investing Activities:
 Expenditures for Acquisitions, Net of Cash Acquired             (10,596)                    -
 Expenditures for Purchases of Property and Equipment            (12,550)               (6,820)
 Additions of Other Assets                                          (265)                  (11)
 Proceeds from Disposition of Assets                               6,700                 2,802
                                                                --------               -------

         Cash Used in Investing Activities                       (16,711)               (4,029)
                                                                --------               -------

Cash Flows from Financing Activities:
 Debt Issuance Costs                                                (475)                    -
 Principal Payments on Obligations under
  Capital Leases                                                    (557)                 (797)
 Net Borrowings/(Payments) under Revolving Credit
  Agreement                                                       (1,150)                  325
 Proceeds from Issuance of Long-Term Debt                         15,000                     -
 Net Proceeds from Sale/Issuance of Common Stock                       -                   177
                                                                --------               -------

         Cash Provided by/(Used in) Financing Activities          12,818                  (295)
                                                                --------               -------

Increase in Cash                                                      99                     5
Cash, Beginning of Period                                            266                   205
                                                                --------               -------

Cash, End of Period                                             $    365               $   210
                                                                ========               =======

 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)
                                  (Unaudited)


                                                          Thirty-Nine Weeks     Thirty-Nine Weeks
                                                         Ended September 27,   Ended September 28,
                                                                 1999                  1998
-------------------------------------------------------  --------------------  --------------------

The Change in Net Current Liabilities (Excluding Net
  Current Liabilities Acquired) is Comprised of
  the Following:
    Decrease/(Increase) in Accounts Receivable                $  (229)              $   805
    Decrease in Refundable Income Taxes                             -                   537
    Decrease in Inventories                                       442                   709
    Decrease in Prepaid Expenses and Other
      Current Assets                                               15                    32
    (Decrease) in Accounts Payable                             (2,093)               (1,546)
    (Decrease) in Accrued Liabilities                          (1,590)               (2,454)
                                                              -------               -------

         Change in Net Current Liabilities (Excluding
         Net Current Liabilities Acquired)                    $(3,455)              $(1,917)
                                                              =======               =======

Supplemental Cash Flow Disclosures:
  Cash Paid/(Received) During the Period for:
    Interest (Net of Amount Capitalized)                      $   726               $   526
    Income Taxes (Net of Refunds)                             $  (159)              $  (376)


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 27, 1999
                                  (Unaudited)


(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the thirteen week and thirty-nine week periods ended September 27, 1999 and September 28, 1998 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year ended December 28, 1998.

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third thirteen-week periods being greater than in the first and fourth thirteen week periods.

(2)  INCOME TAXES

     No provision for income taxes has been recorded as of September 27, 1999 as the Company expects to offset 1999 income tax expense with income tax benefits associated with net operating losses and tax credits.

(3)  COMPUTER SOFTWARE COSTS

  The Company adopted AICPA, Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective December 29, 1998. This Statement provides criteria to determine whether costs of computer software developed or obtained for internal use are expensed or capitalized. The adoption of this Statement had no material impact on the Company's financial statements for the thirteen weeks and thirty-nine weeks ended September 27, 1999.

(4)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES FROM 1997

  At September 27, 1999 and December 28, 1998, the balance of the liability for severance and other special costs (included in accrued liabilities) was $100,000 and $519,000, respectively. There were no significant charges taken against this liability during the thirteen weeks and thirty-nine weeks ended September 27, 1999.

(5)  BUSINESS COMBINATION

   In April, 1999, the Company purchased a restaurant business located in New York, New York d/b/a Angelo and Maxie's Steakhouse ("Angelo and Maxie's"). The acquisition was accounted for under the purchase method of accounting. The purchase price was $12,633,000. Of this amount approximately $10,383,000 was paid at closing, including costs of acquisition, and the remaining $2,250,000 will be paid in equal monthly installments over three years. The identifiable net assets acquired included tangible net assets of $1,015,000, the value of the trade name of $6,975,000, and the value of a non-compete agreement of $450,000. Goodwill of $4,193,000, representing the excess of purchase price over the fair value of net assets acquired was recorded as a result of the acquisition. The intangible assets are being amortized on a straight-line basis over lives of three to twenty years. The results of operations of Angelo and Maxie's are included in the Company's consolidated results of operations from the date of its acquisition, April 22, 1999.

     The following unaudited pro forma results of operations present combined year to date historical financial information as if the acquisition occurred at the beginning of each year. This unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had taken place at the beginning of the periods presented, or of the future results of operations of the Company.


                                                  1999                   1998
                                            $         per share     $        per share
                                            -------------------     ------------------
Revenues (in thousands)                      $110,812               $119,557
Income before Extraordinary Items and
         Cumulative Effects of Accounting
         Changes (in thousands)              $2,310     $.20        $1,971      $.17
Net Income (in thousands)                    $2,310     $.20        $1,935      $.16

(6)        LONG TERM DEBT

     In April 1999, the Company paid off the outstanding balance of an existing revolving credit agreement and entered into a revolving credit and term loan agreement with the same bank. This agreement provides for a revolving loan of up to $25 million and a term loan of $15 million, each of which mature on March 31, 2004. Interest under the agreement is payable, at the Company's option, at the bank's base rate or LIBOR, plus a multiple based on certain financial covenants. Principal payments on the term loan are not required before the third quarter 2000. The Company decreased its total outstanding borrowings during the third quarter of 1999 by approximately $94,000. The proceeds of the $15 million term loan were used to pay down the outstanding balance of the revolving credit agreement and to execute the acquisition of Angelo and Maxie's.

(7)  GAINS AND LOSSES ON SALE OF ASSETS

  The Company sold one restaurant property during the thirteen week period ended September 27, 1999 and entered into an agreement with a third party to dispose of another restaurant. A gain was realized on the sale while a loss is anticipated on the pending sale. The loss is probable and estimable, thus it was recorded offsetting the realized gain on the restaurant sold in the third quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

  The following is a comparative discussion of the results of operations for the thirteen and thirty-nine week periods ended September 27, 1999 and September 28, 1998. The results of operations for the first thirty-nine weeks of 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 1999. The dollar amounts in the table below are in thousands.



                                     Thirteen Weeks       Thirteen Weeks     Thirty-Nine Weeks     Thirty-Nine Weeks
                                     Ended Sept. 27,      Ended Sept. 28,     Ended Sept. 27,       Ended Sept. 28,
                                          1999                 1998                 1999                 1998
                                    ----------------   -------------------   ------------------    -------------------
                                    Dollars  Percent    Dollars   Percent    Dollars   Percent      Dollars    Percent
                                    -------  -------   --------   --------   --------  --------    --------  ---------
                                                (Unaudited)                               (Unaudited)
Revenues                             36,040    100.0    37,018     100.0      108,000     100.0     112,692     100.0
                                     ------    -----    ------     -----      -------     -----     -------     -----

Costs and Expenses:
 Cost of Sales                       11,416     31.7    12,336      33.3       34,325      31.8      36,465      32.4
 Restaurant Labor                    10,518     29.2    11,051      29.9       31,980      29.6      31,855      28.3
 Other Operating Costs                7,825     21.7     8,708      23.5       23,884      22.1      26,475      23.5
 Selling, General and
  Administrative Expenses             2,905      8.1     3,655       9.9        9,033       8.4      11,092       9.8
 Depreciation and Amortization        1,996      5.5     1,717       4.6        5,867       5.4       5,361       4.8
 (Gain)/Loss on Sales of Assets           -        -         -         -         (742)     (0.7)         19         -
 Interest Expense                       803      2.2       193       0.5        1,406       1.3         583       0.5
 Interest Income                          -        -       (13)        -            -         -         (14)        -
                                     ------    -----    ------     -----      -------     -----     -------     -----

      Total Costs and Expenses       35,463     98.4    37,647     101.7      105,753      97.9     111,836      99.2
                                     ------    -----    ------     -----      -------     -----     -------     -----

Income/(Loss) Before Income
 Taxes                                  577      1.6      (629)     (1.7)       2,247       2.1         856       0.8

Provision/(Benefit) for
 Income Taxes                             -        -      (153)     (0.4)           -         -         308       0.3
                                     ------    -----    ------     -----      -------     -----     -------     -----

Net Income/(Loss)                       577      1.6      (476)     (1.3)       2,247       2.1         548       0.5
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

     The table below summarizes the changes in revenue as a result of restaurant closures and acquisitions.


                                 Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                  September 27, 1999            September 27, 1999
                             --------------------------  ------------------------------
Decrease in Revenue From
 Restaurants Closed Between October
 1998 and September 1999              ($2,769,000)                  ($5,807,000)
Decrease in Revenue From
 the Sale of the Solana Beach
 Baking Company                        (1,557,000)                   (4,747,000)
Increase in Revenue From
 the Addition of
  Angelo and Maxie's                    2,137,000                     3,772,000
Increase in Comparable
 Restaurant Revenues                    1,211,000                     2,090,000
                                      -----------                   -----------
Net Decrease in Revenue                  (978,000)                   (4,692,000)

     Cost of sales as a percentage of revenues decreased to 31.7% of sales during the thirteen week period ended September 27, 1999 from 33.3% of sales during the corresponding period in 1998. During the first thirty-nine weeks of 1999 the Company maintained a lower cost of sales percentage than in the corresponding period of 1998. The lower cost of sales margins reflect the disposition of several restaurants whose performances were below expectations. Further, the Company has effectively managed product mix to compensate for the impact of the new menu implementation. The new menu includes lower priced entrees as well as larger, pre-portioned meat and better quality seafood, all of which contribute a negative impact to the cost of sales margin. In general, Chart House restaurants have been able to maintain a lower cost of sales percentage than the Angelo and Maxie's restaurant. As the Company expands its restaurant base to include more Angelo and Maxie's concepts, management anticipates the consolidated cost of sales percentage to increase. Aware of this potential, the Company is confident that this increasing cost can be controlled by managing product mix and negotiations with current vendors.

     Restaurant labor as a percentage of revenues was lower during the thirteen weeks ended September 27, 1999 as compared to the corresponding 1998 period due to the higher labor costs associated with the new menu roll-out initiated in July 1998. Implementation of the new menu was completed as of September 27, 1999. Restaurant labor as a percentage of revenues was higher during the thirty-nine weeks of 1999 as compared to 1998 due in part to the Company's initiative to increase management presence at the restaurants. A significant number of Catering Sales Managers were hired during the thirty-nine weeks of 1999 to focus exclusively on cultivating banquet and group sales.

     Other operating costs have decreased during both periods of 1999 from the respective periods in 1998 primarily because of a decrease in repairs and maintenance. Several restaurants have undergone significant remodeling since October 1998, eliminating the need for extensive and costly repairs.

     Selling, general and administrative expenses decreased by $750,000 and $2,059,000 for the thirteen week and thirty-nine week periods ended September 27, 1999, respectively, from the corresponding periods in 1998. These decreases are primarily due to costs incurred in 1998 to relocate the Company's corporate office. Further, the Company is realizing savings in both administrative salaries and consulting fees during 1999.

     Depreciation and amortization has increased from 1998 levels as a result of significant capital expenditures with restaurant remodeling and the acquisition of tangible and intangible assets of Angelo and Maxie's.

     The Company sold one restaurant property during the thirteen week period ended September 27, 1999 and entered into an agreement with a third party to dispose of another restaurant. A gain was realized on the sale while a loss is anticipated on the pending sale. The loss is probable and estimable, thus it was recorded offsetting the realized gain on the restaurant sold this period.

     Interest expense has increased from 1998 levels as a result of the debt incurred to acquire Angelo and Maxie's.

     No provision for income taxes has been recorded as of September 27, 1999 as the Company expects to offset 1999 income tax expense with income tax benefits associated with net operating losses and tax credits.

  As a result of the foregoing, net income increased by $1,053,000, from a loss of $476,000 to income of $577,000 for the thirteen week period ended September 27, 1999. Net income for the thirty-nine weeks ended September 27, 1999 increased by $1,699,000 from $548,000 in 1998 to $2,247,000 in 1999.

Financial Condition
-------------------

  The significant changes in financial condition of the Company are the result of both the acquisition of Angelo and Maxie's and the continuing remodeling of existing Chart House restaurants. The acquisition included addition of approximately $1 million in fixed assets acquired and $11 million in intangible assets. The Company borrowed $15 million in a long-term loan. The proceeds of the loan were used to execute the Angelo and Maxie's acquisition and to pay down the outstanding balance on the revolving credit agreement. Approximately $5.9 million in net capital expenditures, exclusive of the Angelo and Maxie's expenditure, have contributed to the increase in net assets for the thirty-nine weeks of 1999.

     The Company has completed the year-long process of rolling out a new, more contemporary menu in designated restaurants. The sales for restaurants with the new menu during the thirteen weeks ended September 27, 1999 were up overall by approximately 4.5% over the same period of 1998. The first thirty-nine weeks of the year realized a 3.2% increase in sales. The Company is evaluating the market and financial feasibility of converting select Chart House restaurants into Angelo and Maxie's Steakhouses. The decision to convert an existing restaurant to the new concept is based upon several factors including location, cost, customer preferences, and feasibility. Management is unable, at this phase in the planning, to confirm the likelihood or timing of the proposed restaurant conversions. The Company is aggressively pursuing real estate opportunities for development of new Chart House and Angelo and Maxie's restaurants and has executed a lease, beginning in the second quarter of 2000, for a second Angelo and Maxie's in New York City.


Liquidity and Capital Resources
-------------------------------

     The Company requires liquidity principally for working capital, for the acquisition and construction of new restaurants, and for the remodeling and refurbishing of existing restaurants. The

Company's primary sources of working capital are cash flows from operations and borrowings under a revolving credit and term loan agreement which provides a $25 million line of credit and a term loan of $15 million, each of which mature on March 31, 2004. The proceeds of the term loan were used primarily for the acquisition of Angelo and Maxie's as well as to pay down the outstanding balance on the previous line of credit. Principal payments on this loan will not begin until the third quarter 2000.

     During the thirteen weeks ended September 27, 1999, the Company decreased its revolving credit borrowings by $94,000 for an outstanding balance at September 27, 1999 of $2,300,000. This reduction was funded by cash flows from operating activities. At September 27, 1999 the Company had over $22 million in available credit.

     The Company had an $11,642,000 working capital deficit at the end of the thirteen weeks ended September 27, 1999; a decrease of $2,883,000 from a deficit of $14,525,000 at the end of the corresponding period of 1998. Part of this decrease is attributed to the reduction in accrued liabilities of $1,090,000 since September 28, 1998. This reduction is mostly due to the reduction of the balance of the liability for severance and other special costs (included in accrued liabilities) from $740,000 at September 28, 1998 to $100,000 at September 27, 1999. Additionally, the accounts receivable balance has increased by $878,000 due to an increase in credit card receivables from September 28, 1998 to September 27, 1999.

  In the opinion of management, cash flows from operations, plus availability under the $25 million revolving credit agreement should be sufficient to fund working capital, ongoing capital maintenance, remodeling of restaurants under the restaurant revitalization program, repayment of long-term debt, and site selection and development activities for new restaurants, for at least the next twelve months. Significant unanticipated changes in the extent and timing of remodeling and development activities may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or on terms satisfactory to the Company.

Seasonality and Other Information
---------------------------------

  Historically, the Company's business is seasonal in nature with revenues and net income for the second and third thirteen week periods being greater than in the first and fourth thirteen week periods.

Year 2000
---------

     Many software applications and operational programs written in the past were not designed to recognize calendar dates beginning in the year 2000. The failure of such applications or systems to properly recognize the dates beginning in the year 2000 could result in miscalculations or system failures that may adversely affect the Company's operations. The Company has instituted a Year 2000 project in an attempt to prevent these occurrences. As of September 27, 1999, the Company was approximately 90% complete in achieving compliance with the project's requirements. The Company has completed the Awareness and Assessment phases of this project and has partially completed Replacement, Testing, and Implementation. The Company expects the remaining phases to be substantially complete by the end of 1999.

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

Item 6.  Exhibits and Reports on Form 8-K.
   (a)   Exhibits.
         Exhibit No. 27    Financial Data Schedule (required for electronic
                           filing only).

   (b) Reports on Form 8-K. An 8-K/A was filed with the Securities and Exchange Commission on July 6, 1999. Item 7 was reported describing financial statements and pro forma financial information filed subsequent to the Angelo and Maxie's acquisition.

SIGNATURES
----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  November 10, 1999     By:  /S/ THOMAS J. WALTERS
                                  ----------------------------------------------
                                          Thomas J. Walters
                                          President and Chief Executive Officer



                                     By:  /S/ WILLIAM M. SULLIVAN
                                          --------------------------------------
                                          William M. Sullivan
                                          Executive Vice President and Chief
                                          Financial Officer