Form 10-K
period 1999-12-27
CHART HOUSE ENTERPRISES INC
filed 2000-03-24
CIK 820757

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 27, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the transition period from to

                         COMMISSION FILE NUMBER 1-9684

                         CHART HOUSE ENTERPRISES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0147725
     (State or Other Jurisdiction        (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

640 North LaSalle, Suite 295, Chicago,                  60610
Illinois                                             (Zip Code)
    (Address of Principal Executive
               Offices)

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

   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S) 229.405 of this Chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2000 was $42,018,750.

   The number of shares outstanding of common stock as of March 7, 2000 was 11,775,991.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Stockholders for the year ended December 27, 1999 are incorporated by reference into Part I hereof.

   Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 15, 2000 are incorporated by reference into Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

   This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including any statements regarding: future sales and gross profit percentages, the continuation of historical trends, the sufficiency of the Company's cash balances and cash generated from operating, financing and/or investing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes", "intends", "projects", "plans", "expects", "anticipates", and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, risks of the restaurant industry, an industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer trends, employee availability and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 1. BUSINESS.

   As of December 27, 1999, Chart House Enterprises, Inc. and its subsidiaries (the "Company") operated 51 restaurants, consisting of 49 Chart House restaurants, one Peohe's restaurant, and one Angelo and Maxie's steakhouse. The Company was incorporated in Delaware on July 25, 1985. In May, 1996, the Company sold its Islands restaurant operations and in October, 1998, the Company sold Solana Beach Baking Company, a wholesale bakery operated by the Company. The Angelo and Maxie's steakhouse concept was acquired in April, 1999.

CONCEPTS/OPERATIONS

   Chart House operations commenced in 1961 with the opening of the first Chart House in Aspen, Colorado by a predecessor of the Company. Chart House restaurants are full-service, casual seafood dinner houses with a menu featuring fresh fish and seafood, as well as steaks, chicken and prime rib. Many of the Chart House restaurants feature an elaborate salad bar where the customer prepares his or her own salad and some Chart Houses have a seafood bar which offers various appetizers.

   The Company opened its Peohe's restaurant in January, 1988 in Coronado, California overlooking San Diego Bay and the San Diego city skyline. Although similar to the Company's Chart House restaurants in many respects, Peohe's opened under a different name in part to minimize confusion and competition with other nearby Chart House restaurants and also to provide Chart House management a suitable vehicle for experimentation and development of different menu items, restaurant design and operating concepts. Peohe's has a more extensive and higher priced menu, higher level of service and greater variety of cooking techniques than the typical Chart House restaurant.

   In April, 1999 the Company acquired the Angelo and Maxie's steakhouse in New York, New York. Unlike typical steakhouses, Angelo and Maxie's offers diners great steak, but serves up oversized portions at reasonable prices, all in a unique setting that's sophisticated, yet energetic, and fun. Angelo and Maxie's is a smoke-friendly establishment, and sells a revolving selection of premium cigars at the restaurant. The acquisition creates infinite expansion opportunities for the Company.

   The Company places great emphasis upon the location, exterior and interior design of each restaurant. Each restaurant is unique and designed to fit within and complement its surroundings. A significant remodeling program commenced in 1998. By the end of 1999, the Company had spent approximately $10 million renovating about half of the Company's restaurants. These remodels serve two purposes. First, the Company is investing in the structure of each building to maximize its longevity and ensure long term existence of the restaurant. Secondly, the image and concept are best reflected in the updated decor chosen for each location. Representative exteriors of Chart House restaurants range from the restored 1887 Victorian boathouse on Coronado Island in San Diego Bay, which will undergo renovations in 2000, to the modern three-tiered glass restaurant in Philadelphia overlooking the Delaware River, which was remodeled in 1999. With a few exceptions, the restaurants are freestanding buildings.

   In 1999, the annual revenue for each restaurant currently in operation for the whole of 1999 ranged from $1.5 million to $6.1 million, with an average annual sales per Chart House restaurant of $2.7 million. The average dinner check was approximately $36 per person. Angelo and Maxie's contributed $6.4 million in revenues since it's acquisition in April, 1999. The average dinner check was approximately $40 per person.

   Historically, the Company's business is seasonal in nature with revenues and net income for the first, second, and third quarters greater than in the fourth quarter. The operating hours are typically 5:00 p.m. to 11:00 p.m. A few selected restaurants are open for lunch and/or brunch.

   Alcoholic beverages are available at all locations. The sale of alcoholic beverages accounted for approximately 22% of the revenues generated during each of the past three years.

OPERATIONS

   Each restaurant is managed by one general manager and between two and seven assistant managers, depending on the operating characteristics and size of the restaurant. On average, general managers possess approximately six years experience with the Company. Each general manager is required to comply with an extensive operations manual which contains procedures to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. The general manager and his or her assistants are responsible for training restaurant employees under a training program managed by the Company's Director of Training. Assistant managers generally are required to participate in a comprehensive management development program that emphasizes the Company's operating strategies, procedures, and standards. The aim of this program is to provide each manager with the tools needed to thrive in progressive management assignments.

   The success of each concept relies on the continued involvement of regional Directors of Operations, regional Vice Presidents of Operations, and the President and Chief Executive Officer of the Company. There are currently six regional Directors of Operations, each of whom is responsible for five to eight restaurants in a given area. The regional Directors of Operations report to one of two regional Vice Presidents of Operations, who report directly to the President and Chief Executive Officer of the Company. Recently, the Company has hired a Vice President of Operations for the Angelo and Maxie's concept. As the number of Angelo and Maxie's restaurants grows, we anticipate employing a similar management structure for the concept.

   The involvement of operations management ranges from attracting quality management teams for the restaurants to routine visits to each location enforcing strict adherence to Company strategies, policies and standards of quality.

EXPANSION STRATEGY

   The Company's long term strategies include expanding both the Chart House concept and the Angelo and Maxie's concept. This plan includes opening at least five Angelo and Maxie's and at least two Chart Houses in 2000, with comparable openings in the subsequent two to three years. The development will be concentrated in markets with attractive demographics which will support the Chart House concept and the Angelo and Maxie's concept.

   When identifying and developing restaurant sites, particular emphasis is placed on a potential site's physical location. Trade area demographics, traffic volume, visibility, and accessibility are all key performance indicators analyzed by management. Sales and profit projections are then prepared to determine whether the economics of investment are sound. The Company accords great importance to the selection of and coordination with the architect to ensure that the proposed restaurant structure fits the Company image. Executive management is involved extensively in each facet of the site selection process.

   The rate at which the Company can successfully achieve these expansion objectives is dependent upon the success of locating acceptable sites, negotiating acceptable lease or purchase terms, obtaining requisite governmental permits and approvals, supervising location construction, and recruitment and training of personnel.

PROCUREMENT OF FOOD AND SUPPLIES

   The Company's ability to maintain consistent quality throughout its system depends in part upon its ability to acquire food products and related items from reliable sources in accordance with Company specifications. Suppliers are pre-approved by the Company and are required to adhere to strict product specifications to ensure that high quality food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase agreements to stabilize the potentially volatile pricing associated with certain commodities. Management believes that adequate alternative sources of quality food and supplies are readily available.

EMPLOYEES AND LABOR RELATIONS

   The Company employs approximately 3,400 persons, of whom approximately 60 are corporate personnel. Approximately 220 are restaurant management personnel and the remainder represent hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and considers its labor relations to be good.

COMPETITION

   In general, the restaurant business is highly competitive and can be affected by competition created by similar restaurants in a geographic area, changes in the public's eating habits and preferences, and local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key competitive factors in the industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant locations, price and attractiveness of facilities. The Company's strategy is to differentiate itself from its competitors by continually upgrading its menu, updating the appearance of each restaurant through remodeling activities, and efficient and friendly service in a unique setting.

MARKETING

   The Company has developed a coordinated marketing communications program. Efforts are concentrated on various local activities, print media, promotional campaigns and support for "ViewPoints", the Company's frequent diner rewards program. The Company recently hired a Vice President of Marketing to expand the marketing and promotion ventures.

GOVERNMENT REGULATION

   Each of the Company's restaurants is subject to various federal, state and local laws, regulations and administrative practices affecting its business and must comply with provisions regulating, among other things, health and sanitation standards, equal employment, public accommodations for disabled patrons, minimum wages, worker safety and compensation and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining required liquor licenses, or other required licenses, permits, or approvals, could delay or prevent the opening of new restaurants or adversely affect the operations of existing restaurants.

   Federal and state environmental regulations have not had a material effect on the Company's operations but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and add to their construction cost.

   The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of the Company's food service personnel are paid at rates related to federal and state minimum wage requirements and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost. There can be no assurance that future legislation covering, among other matters, mandated health insurance, will not be enacted and subsequently have a significant effect on the Company.

   The Company believes it is operating in substantial compliance with applicable laws, regulations and administrative practices governing its operations.

TRADEMARKS

   The original "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. The new corporate "Chart House" logo and trademark were registered with the USPTO in August 1997. The "Peohe's" logo and trademark were registered with the USPTO in 1988. Applications to register new trademarks in connection with "ViewPoints", the Company's new frequent dining program, "Angelo and Maxie's Steakhouse", and various marketing slogans are currently pending with the USPTO.

   The "Chart House" trademark and logo is licensed by the Company to the operator of one Chart House restaurant located in Honolulu, Hawaii.

EXECUTIVE OFFICERS OF THE COMPANY

   The following table sets forth certain information about the Executive Officers of the Company. All positions are with Chart House Enterprises, Inc.

   NAME                     AGE                    POSITIONS HELD
   ----                     --- ----------------------------------------------------
   Thomas J. Walters.......  41 President and Chief Executive Officer
   William M. Sullivan.....  33 Executive Vice President and Chief Financial Officer

   Executive Officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

   Thomas J. Walters was promoted to Chief Executive Officer in November 1998. He joined the Company as President and Chief Operating Officer and became a member of the Board of Directors in February 1998. From March 1995 until February 1998, Mr. Walters was President of Morton's of Chicago. He also previously held the positions at Morton's of Vice President of Operations and Regional Manager from March 1993 to March 1995. Prior to Mr. Walters' association with Morton's, he was Director of Food and Beverage with the Ritz-Carlton Hotel Corporation for six years. He has also held positions as Director of Food and Beverage for the La Costa Resort & Spa, and Director of Catering and Banquet for the Hyatt Hotels Corporation.

   William M. Sullivan was promoted to Executive Vice President and Chief Financial Officer in June 1999. He joined the Company as Vice President-- Finance and Controller in March 1998. From June 1995 until March 1998, Mr. Sullivan was the Chief Financial Officer for the mid-west area development group for Boston Chicken, Inc. Prior to June 1995, he held various financial positions with Boston Chicken, Inc. and McDonald's Corporation. Mr. Sullivan is a CPA.

ITEM 2. PROPERTIES.

   A majority of the restaurant properties used by the Company are subject to a lease agreement. The following table sets forth the number of restaurants owned, leased and operated pursuant to ground leases and the average remaining lease term (including renewal options) in years as of December 27, 1999.

                                                                        AVERAGE
                                                                       REMAINING
                                                    OWNED LEASED TOTAL   TERM
                                                    ----- ------ ----- ---------
   Chart House (including Peohe's).................    7    43     50      26
   Angelo and Maxie's..............................  --      1      1       8
                                                     ---   ---    ---
   Total...........................................    7    44     51
                                                     ===   ===    ===

   Restaurant sizes range from 4,600 to 15,800 square feet with an average of 8,350 square feet. Seating capacities range from 112 to 434 with an average of 267.

   The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. All of the Company's restaurant property leases provide for a minimum annual rent, and most leases require payment of additional rent based on sales volume at the particular location over specified minimum levels. All of the Company's assets, which includes properties held in fee, are pledged as collateral under the Revolving Credit and Term Loan Agreement, filed herewith.

   The Company's principal executive offices occupy approximately 13,200 square feet of leased office space in a building located in Chicago, Illinois. This lease expires in June, 2003.

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

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

   The information appearing under the caption "Common Stock Information" on page 29 of the Company's Annual Report to Stockholders for the year ended December 27, 1999 (the "Annual Report") is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

   The selected financial data for the Company and its subsidiaries on page 13 of the Annual Report is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 8 through 12 of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's net exposure to interest rate risk consists of its Revolving Credit and Term Loan Agreement that is benchmarked to the prime rate and the LIBOR rate, respectively. The impact on the Company's results of operations of a one-point interest rate change on the outstanding debt balance as of December 27, 1999 would be approximately $177,000 in incremental interest expense. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes. The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements established with vendors. These purchase agreements may contain contractual features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price fluctuations are generally short term in nature. These disclosures contain forward-looking statements. Actual results may differ based upon general market conditions.

ITEM 8. FINANCIAL STATEMENTS.

   The consolidated financial statements of the Company and its subsidiaries appear on pages 14 through 16 of the Annual Report and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
   Directors. The information appearing under the caption "Election of Directors" on pages 2-6 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 15, 2000 (the "Proxy Statement") is incorporated herein by reference.

   Executive Officers. The information appearing under the caption "Executive Officers of the Company" included on page 5 in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
   The information appearing under the captions "Security Ownership of Certain Beneficial Owners" on pages 10-12 and "Security Ownership of Management" on pages 12 and 13 of the Proxy Statement is incorporated herein by reference.

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

                                                                           Page
                                                                           -----
Consolidated Balance Sheets as of December 27, 1999 and December 28,
 1998....................................................................     14
Consolidated Statements of Operations for the fiscal years 1999, 1998 and
 1997....................................................................     15
Consolidated Statements of Stockholders' Equity for the fiscal years
 1999, 1998 and 1997.....................................................     15
Consolidated Statements of Cash Flows for the fiscal years 1999, 1998 and
 1997....................................................................     16
Notes to Consolidated Financial Statements...............................  17-26
Report of Independent Public Accountants.................................     27

(2) Financial Statement Schedules:

   All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

(3) Exhibits:

      2.1      Asset Purchase Agreement by and among Chart House
               Acquisition, Inc., Diamond Jim's Steak House, L.L.C.,
               Howard Levine, Richard Wolf, Marc Packer and, solely for purposes of Section 8.16, the Company dated as of March
               17, 1999.(11)
      3.1 (1) Restated Certificate of Incorporation of the Company, as amended.(1)
               (2) Certificate of Amendment of Restated Certificate of
               Incorporation of the Company.(2)
      3.2      Amended and Restated Bylaws of the Company.(1)
      4.1      Specimen Common Stock Certificate.(2)
      4.2      Section 203 of the Delaware General Corporation Law.(2)
     10.1      (1) Registration Rights Agreement dated November 27, 1985
               among the Company and its stockholders.(1)
               (2) First Amendment to Registration Rights Agreement dated as of April 28, 1986.(1)
               (3) Second Amendment to Registration Rights Agreement dated as of April 21, 1987.(1)
               (4) Third Amendment to Registration Rights Agreement dated as of September 6, 1989.(3)
     10.2      Executive Benefit and Wealth Accumulation Plan of the
               Company, effective January 27, 1986.(1)
     10.3      1989 Non-Qualified Stock Option Plan of the Company.(2)
               (a) Form of 1989 Non-Qualified Stock Option Plan
               Agreement.(2)
     10.4      1992 Stock Option Plan.(4)
               (a) Form of 1992 Stock Option Plan Agreement.(4)
     10.5      Chart House Enterprises, Inc. Severance Pay Plan dated
               June 10, 1999.
     10.5.1    First Amendment to Chart House Enterprises, Inc. Severance
               Pay Plan dated as of December 9, 1999.
     10.6      Stock Purchase and Sale Agreement dated as of March 10,
               1997 among the Company, Chart House Investors, LLC and
               Alpha/ZFT Partnership.(6)
     10.7      Chart House Enterprises, Inc. Amended and Restated
               Standstill Agreement dated October 1, 1997.(7)
     10.7.1    Amended and Restated Standstill Agreement dated March 31,
               1999.
     10.8      1996 Stock Option Plan.(8)
               (a) Form of 1996 Stock Option Plan Agreement.(8)

     10.9      1996 Nonemployee Director Stock Compensation Plan.(8)
     10.10     Corporate Management Bonus Compensation Plan dated January
               1, 1997.(8)
     10.11     Chart House Guaranty Agreement dated as of December 10,
               1997 between the Company and FINOVA Capital
               Corporation.(9)
     10.12     1998 Employee Stock Purchase Plan.(10)
     10.13 Asset Purchase Agreement dated September 29, 1998 by and among Crestone Group, L.L.C., Solana Beach Baking Company, and the Company.(11)
     10.14 Stock Purchase Agreement dated October 22, 1998 by and among Inwood Investors Partnership, L.P., the Company,
               Metropolitan Life Insurance Company, Michael C. Jolley,
               Kirby Gorton, and Luther's Acquisition Corp.(11)
     10.15     Revolving Credit and Term Loan Agreement, Dated as of
               April 26, 1999 among the Company, Chart House, Inc.,
               BankBoston, N.A., as Agent, and Bancboston Robertson
               Stephens Inc., as Arranger.
     10.16 Amendment Agreement No. 1 to that certain Revolving Credit and Term Loan Agreement dated as of October 29, 1999.
     10.17 Amendment Agreement No. 2 to that certain Revolving Credit and Term Loan Agreement dated as of December 24, 1999.
     13.       Annual Report to Stockholders for the year ended December
               27, 1999.
     21.       Subsidiaries of the Company.
     27. Financial Data Schedule (required for electronic filing only).

--------
 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
 (3) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1989.
 (4) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.
 (5) Filed as an exhibit to Form 10-Q for the quarterly period ended April 1, 1996.
 (6) Filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 1997.
 (7) Filed as Exhibit 2.1 to Amendment No. 4 to a Schedule 13D of Chart House Investors, LLC dated as of October 7, 1997.
 (8) Filed as an exhibit to Form 10-K for the fiscal year ended December 30, 1996.
 (9) Filed as an exhibit to Form 10-K for the fiscal year ended December 29, 1997.
(10) Filed as an exhibit to Form S-8 dated December 14, 1998.
(11) Filed as an exhibit to Form 10-K for the fiscal year ended December 28, 1998.

   (b) Reports on Form 8-K. A report on Form 8-K/A was filed by the Company on July 6, 1999. Item 7 was reported describing financial statements and pro forma financial information filed subsequent to the Angelo and Maxie's business combination.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Chart House Enterprises, Inc.

Date: March 24, 2000
                                                /s/ Thomas J. Walters
                                          By: _________________________________
                                                     Thomas J. Walters
                                               President and Chief Executive
                                                     Officer; Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


     /s/ Thomas J. Walters           President and Chief             March 24, 2000
____________________________________  Executive Officer; Director
         Thomas J. Walters

    /s/ William M. Sullivan          Executive Vice President and    March 24, 2000
____________________________________  Chief Financial Officer
        William M. Sullivan

       /s/ Barbara Allen             Director                        March 24, 2000
____________________________________
           Barbara Allen

     /s/ Linda Walker Bynoe          Director                        March 24, 2000
____________________________________
         Linda Walker Bynoe

/s/ William M. Diefenderfer, III     Director                        March 24, 2000
____________________________________
    William M. Diefenderfer, III

      /s/ F. Philip Handy            Director                        March 24, 2000
____________________________________
          F. Philip Handy

      /s/ Stephen Ottmann            Director                        March 24, 2000
____________________________________
          Stephen Ottmann

        /s/ Samuel Zell              Chairman of the Board,          March 24, 2000
____________________________________  Director
            Samuel Zell