Form 10-Q
period 2000-03-27
CHART HOUSE ENTERPRISES INC
filed 2000-05-11
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 27, 2000
                                     ---------------------------

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from         to
                                     -------    ---------
           Commission File Number              1-9684
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

                              Yes      x       No
                                  -----------     ----------

               Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2000:

                  Common Stock ($.01 par value) -  11,787,720
                                                   ----------

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                 March 27,          December 27,
ASSETS                                                              2000               1999
                                                                -----------         -----------
                                                                (Unaudited)
Current Assets:
  Cash and Equivalents                                         $        367         $       424
  Accounts Receivable                                                 2,507               2,969
  Inventories                                                         2,062               2,282
  Prepaid Expenses and Other Current Assets                             956                 530
  Current Portion of Deferred Tax Asset                                 288                 288
                                                               ------------         -----------

             Total Current Assets                                     6,180               6,493
                                                               ------------         -----------

Property and Equipment, at Cost:
  Land                                                                3,609               3,904
  Buildings                                                          13,103              15,384
  Equipment                                                          33,997              33,115
  Leasehold Interests & Improvements                                 56,873              53,854
  Construction in Progress                                            5,111               3,380
                                                               ------------         -----------

                                                                    112,693             109,637

Less:  Accumulated Depreciation and Amortization                     43,675              42,621
                                                               ------------         -----------

             Net Property & Equipment                                69,018              67,016
                                                               ------------         -----------

Leased Property under Capital Leases, Less Accumulated
 Amortization of $2,364 in 2000 and $2,329 in 1999                    2,479               2,514
                                                               ------------         -----------

Deferred Tax Asset                                                    5,092               5,092
                                                               ------------         -----------

Other Assets and Goodwill, Net                                       17,948              18,374
                                                               ------------         -----------

                                                               $    100,717         $    99,489
                                                               ============         ===========

      The accompanying notes are an integral part of these consolidated balance sheets.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)


                                                                  March 27,          December 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2000                 1999
                                                                 -----------         ------------
                                                                 (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Obligations                       $     2,466         $     2,435
  Accounts Payable                                                     3,612               4,577
  Accrued Liabilities                                                 13,489              13,775
                                                                 -----------         -----------

              Total Current Liabilities                               19,567              20,787

Deferred Payments on Acquisition                                         813               1,000

Long-Term Debt                                                        20,650              17,700

Long-Term Obligations under Capital Leases                             3,635               3,713


Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000
 shares; none outstanding                                                  -                   -
Common Stock, $.01 par value, authorized 30,000,000
 shares; 11,775,191 shares outstanding in 2000 and 1999                  118                 118
Additional Paid-In Capital                                            61,178              61,178
Retained Deficit                                                      (5,244)             (5,007)
                                                                 -----------         -----------

              Total Stockholders' Equity                              56,052              56,289
                                                                 -----------         -----------

                                                                 $   100,717         $    99,489
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

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                     First Quarter             First Quarter
                                                    Ended March 27,           Ended March 29,
                                                         2000                      1999
                                                    ---------------           ---------------
Revenues                                            $     32,880              $      34,631
Costs and Expenses:
  Cost of Sales                                           10,740                     11,099
  Restaurant Labor                                         9,513                     10,406
  Other Operating Costs                                    7,175                      7,904
  Pre-opening Costs                                          235                          -
  Selling, General and
   Administrative Expenses                                 3,239                      2,986
  Depreciation and Amortization                            1,670                      1,837
  Interest Expense                                           545                        275
                                                    ------------              -------------

      Total Costs and Expenses                            33,117                     34,507
                                                    ------------              -------------

(Loss) Income Before Income Taxes                           (237)                       124
Provision for Income Taxes                                     -                          -
                                                    ------------              -------------

Net (Loss) Income                                   $       (237)             $         124
                                                    ============              =============

Net (Loss) Income Per Common Share - Basic and
 Diluted                                                   $(.02)                      $.01


Weighted Average Shares Outstanding                       11,775                     11,763


The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                          First Quarter         First Quarter
                                                         Ended March 27,       Ended March 29,
                                                              2000                  1999
                                                         --------------        ---------------
Cash Flows from Operating Activities:
Net (Loss) Income                                        $        (237)        $           124
Adjustments to Reconcile Net Income to Cash
Flows from Operating Activities:
Depreciation and Amortization                                    1,713                   1,837
Loss on Write-Down and Disposition of Assets                         -                       2
Change in Net Current Liabilities                               (1,350)                 (2,503)
                                                         -------------         ---------------

Cash Provided by (Used in) Operating Activities                    126                    (540)

Cash Flows from Investing Activities:
Expenditures for Property and Equipment                         (4,409)                 (3,647)
Additions to Other Assets                                          (16)                   (177)
Proceeds from Disposition of Assets                              1,526                       -
                                                         -------------         ---------------

Cash Used in Investing Activities                               (2,899)                 (3,824)

Cash Flows from Financing Activities:
Principal Payments on Obligations under Capital
 Leases                                                            (47)                   (206)

Payments under Deferred Acquisition Agreement                     (187)                      -
Net Borrowings under Revolving Credit Agreement
                                                                 2,950                   4,550
                                                         -------------         ---------------

Cash Provided by Financing Activities                            2,716                   4,344
                                                         -------------         ---------------

Decrease in Cash                                                   (57)                    (20)

Cash, Beginning of Period                                          424                     266
                                                         -------------         ---------------

Cash, End of Period                                      $         367         $           246
                                                         =============         ===============

The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                (In Thousands)
                                  (Unaudited)

                                                     First Quarter              First Quarter
                                                    Ended March 27,            Ended March 29,
                                                         2000                       1999
                                                    ---------------            ---------------
The Change in Net Current Liabilities is
Comprised of the Following:
Decrease in Accounts Receivable                     $          462             $          457
Decrease in Inventories                                        220                        355
Increase in Prepaid Expenses and Other Current                (426)                       (82)
Assets
Decrease in Accounts Payable                                  (965)                    (2,354)
Decrease in Accrued Liabilities                               (641)                    (1,695)
                                                    --------------             --------------

Change in Net Current Liabilities                   $       (1,350)            $       (2,503)

Supplemental Cash Flow Disclosures:
Cash Paid During the Period for:
Interest (Net of Amount Capitalized)                $          539              $         133
Income Taxes (Net of Refunds)                       $            -               $          2


 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 27, 2000
                                  (Unaudited)

(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended March 27, 2000 and March 29, 1999 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-
Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

     Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1999.

     Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2000 presentation.


(2)  INCOME TAXES

     No provision for income taxes has been recorded as of March 27, 2000 as the Company expects to offset 2000 income tax expense with income tax benefits associated with net operating losses and tax credits.

(3)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES

     In 1999, the Company recorded a restructuring charge and write-down of assets totaling $4,890,000 in preparation for an expansion plan requiring disposal of eleven restaurants whose operating results and economics were not conducive to the long-term success of the Company. The charges included:

Write-down of assets to be disposed            $4,286,000
Severance and other exit costs                 $  604,000

     Seven of the eleven restaurants closed within the first six weeks of 2000. The Company anticipates operating the remaining four restaurants (all located in Hawaii) until sales agreements are reached, in accordance with the lease contracts. Of the seven closed restaurants, two restaurant properties have been sold. The other five closed restaurants' assets remain for sale. It is management's intention to sell these restaurant assets during 2000.

     The table below reflects the proportion of the Company's results of operations (excluding overhead allocations) contributed by the eleven restaurants identified for disposal.

                                 Q1 2000        Q1 1999
                               in thousands   in thousands

Revenue:                          $2,937         $4,994

Net Income:                       $  262         $   92

     The carrying value of assets held for disposal at March 27, 2000 was approximately $2,927,000.

     The table below reflects the charges to the liability for severance and other exit costs (included in Accrued Liabilities) for the period to date.


     Liability as of December 27, 1999                               $  604,000

     Payments made for severance                                      ($361,000)
                                                                    ------------

     Liability as of March 27, 2000                                  $  243,000

     The number of employees terminated through first quarter 2000 as a result of this disposition plan was 138. The liability remaining at March 27, 2000 will absorb the exit costs and severance payments due 131 employees currently working in our restaurants held for disposal.

     There were no adjustments to the liability other than payments charged to the liability. The liability as of March 27, 2000 reflects management's best estimate of future expenses and losses on closings and disposals.

(4)  PRE-OPENING COSTS

     The Company expenses pre-opening costs as incurred. Pre-opening costs, or start-up costs, are one-time activities related to opening a new restaurant. Pre-opening costs of approximately $235,000 primarily represent salary-related expenses and training costs for new employees.

(5)  DEBT COMPLIANCE

     The Company is in compliance with all debt covenants as of March 27, 2000.

(6)  CONTINGENCIES

     The Company is contingently liable, in certain circumstances, for lease obligations of properties subleased to third parties. Certain properties, previously occupied and operated by the Company, have been subleased where the Company is liable for lease payments under sublessee default. The Company is not aware of default under any of these agreements.

(7)  SEASONALITY

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

     The following is a comparative discussion of the results of operations for the quarterly periods ended March 27, 2000 and March 29, 1999. The results of operations for the first quarter of 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 25, 2000. The dollar amounts in the table below are in thousands.

                                                  First Quarter                          First Quarter
                                                 Ended March 27,                        Ended March 29,
                                                      2000                                   1999
                                         -------------------------------        ---------------------------------
                                            Dollars            Percent             Dollars             Percent
                                         ------------        -----------        -------------       -------------
                                                                       (Unaudited)
Revenues                                       32,880              100.0               34,631               100.0

Costs and Expenses:
 Cost of Sales                                 10,740               32.7               11,099                32.0
 Restaurant Labor                               9,513               28.9               10,406                30.0
 Other Operating Costs                          7,175               21.8                7,904                22.8
 Pre-opening Costs                                235                0.7                    -                   -
 Selling, General and Administrative
  Expenses                                      3,239                9.9                2,986                 8.6
 Depreciation and Amortization                  1,670                5.1                1,837                 5.4
 Interest Expense                                 545                1.7                  275                 0.8
                                         ------------        -----------        -------------       -------------

         Total Costs and Expenses              33,117              100.7               34,507                99.6
                                         ------------        -----------        -------------       -------------

(Loss) Income Before Income Taxes                (237)              (0.7)                 124                 0.4
Provision for Income Taxes                          -                  -                    -                   -
                                         ------------        -----------        -------------       -------------

Net (Loss) Income                                (237)              (0.7)                 124                 0.4
                                         ============        ===========        =============       =============

     Management believes that the most meaningful approach to analyzing results of operations is through comparable restaurant sales and margin analysis, which requires critically reviewing the relationships that certain costs and expenses bear to revenues. Accordingly, the discussion below follows this approach.

     Revenues for the first quarter decreased by 5.1% from 1999 to 2000. The table below reflects the impact on total revenues resulting from strategic decisions implemented over the past two years.

Permanent Closure of Restaurants                  (13.3)%

Closure of Restaurants due to Remodeling          (3.5%)

Restaurants Held for Disposal                     (0.6%)

Angelo and Maxie's (acquired in Q2 1999)           5.6%

Continuing Restaurants                             6.7%
                                                  ------

     Total                                        (5.1%)

     At March 27, 2000 the Company operated 43 Chart House restaurants (which includes the Peohe's restaurant) and one Angelo and Maxie's steakhouse, which was acquired in the second quarter 1999. Of those restaurants, four restaurants have been designated for closure in conjunction with the 1999 restructuring. Management estimates that all four restaurants will be closed in 2000. Comparable restaurant revenue growth for the continuing 39 Chart House restaurants was 6.7% and 0.8% for the first quarter 2000 and first quarter 1999, respectively.

     Revenue growth at comparable restaurants is attributed to implementation of a new menu at many restaurants and the renewed interest in many restaurants subsequent to significant remodeling. Both customer counts and check averages have risen which contributes to the increase.

     Restaurant-level operating margins have changed since 1999 primarily due to the acquisition of Angelo and Maxie's as well as the disposal of under-performing restaurants. Cost of sales as a percentage of revenues was higher in 2000 as the result of the addition of Angelo and Maxie's. The menu at Angelo and Maxie's contains significantly more beef items and large portion sizes. This results in higher food costs than have typically been realized at the Chart House restaurants. Chart House restaurants sell larger volumes of seafood which generally result in a lower cost of sales percentage. Restaurant labor expense has decreased between the 2000 and 1999 periods, primarily in hourly wages. The decision made in 1999 to dispose of eleven restaurants during 2000 was based, in part, on the deterioration of operating margins. The first quarter results reflect the elimination of higher costs from closed restaurants. Further, the remodeling of most of the restaurants in 1999 and 2000 has relieved the Company of significant repair and maintenance expense.

     Selling, general and administrative expenses have increased from 1999 primarily because of incremental salary and related costs for the Angelo and Maxie's concept management team. The Company has incurred significant expenses in legal and real estate costs in securing new leases for new Angelo and Maxie's locations opening in 2000 and 2001.

     Depreciation and amortization has decreased from 1999 due to the fewer number of restaurants currently under operation. Interest expense has increased since the issuance of the $15 million term loan in April 1999.

     No provision for income taxes has been recorded as of March 27, 2000 as the Company expects to offset 2000 income tax expense with income tax benefits associated with net operating losses and tax credits reflected in deferred tax assets.

     The Company has incurred approximately $235,000 in expenditures during the first quarter relating to the opening of new restaurants. These costs primarily reflect salaries and benefits and training costs for new employees. The Company plans to open one Chart House in May 2000, one Angelo and Maxie's in June 2000, and four Angelo and Maxie's in the second half of 2000.

     As a result of the foregoing, net income decreased by $361,000 from $124,000 for the first quarter of 1999 to a loss of ($237,000) for the first quarter of 2000.

Restructuring Charges and Impaired Assets
-----------------------------------------

     In 1999, the Company recorded a restructuring charge and write-down of assets totaling $4,890,000 in preparation for an expansion plan requiring disposal of eleven restaurants whose operating results and economics were not conducive to the long-term success of the Company. The charges included:

Write-down of assets to be disposed        $4,286,000
Severance and other exit costs             $  604,000

     Seven of the eleven restaurants closed within the first six weeks of 2000. The Company anticipates operating the remaining four restaurants (all located in Hawaii) until sales agreements are reached, in accordance with the lease contracts. Of the seven closed restaurants, two restaurant properties have been sold. The other five closed restaurants' assets remain for sale. It is management's intention to sell these restaurant assets during 2000.

     The table below reflects the proportion of the Company's results of operations (excluding overhead allocations) contributed by the eleven restaurants identified for disposal.

                               Q1 2000              Q1 1999
                             in thousands         in thousands

Revenue:                        $2,937               $4,994

Net Income:                     $  262               $   92

     The carrying value of assets held for disposal (included in Net Property and Equipment) at March 27, 2000 was approximately $2,927,000.








     The table below reflects the charges to the liability for severance and other exit costs (included in Accrued Liabilities) for the period to date.


     Liability as of December 27, 1999      $604,000

     Payments made for severance                                      ($361,000)
                                                                    ------------

     Liability as of March 27, 2000                                    $243,000

     The number of employees terminated through first quarter 2000 as a result of this disposition plan was 138. There are severance payments due 131 employees currently working in our restaurants held for disposal.

     There were no adjustments to the liability other than payments charged to the liability. The liability as of March 27, 2000 reflects management's best estimate of future expenses and losses on closings and disposals.

Liquidity and Capital Resources
-------------------------------

                                                   First Quarter   First Quarter
                                                       2000             1999

                                                     (in `000s)      (in `000s)

Cash provided by (used in) Operating Activities         $    126         ($540)

Expenditures for Property and Equipment                   (4,409)       (3,647)

Proceeds from Disposition of Assets                        1,526             -

Cash used in other Investing Activities                      (16)         (177)

Cash provided by Financing Activities                      2,716         4,344
                                                        --------       -------

     Change in cash                                         ($57)         ($20)
                                                        ========       =======

     The working capital deficit increased by approximately $2.8 million from $10.6 million in the first quarter of 1999 to $13.4 million in the first quarter of 2000. The majority of this increase is represented by the principal payments of long-term debt becoming current.

     Long-term debt consists of borrowings under the Company's Revolving Credit and Term Loan Agreement ("Agreement"). The proceeds of the term loan were received in second quarter 1999. Quarterly principal payments of $750,000 under the term loan portion of the Agreement will commence with the first payment due June 30, 2000 and will continue through September 30, 2001. Quarterly payments of $1,000,000 will commence with payment due December 31, 2001 and will continue through September 30, 2003. Quarterly payments of $1,250,000 will commence with payment due December 31, 2003 and will end with a final principal payment on March 31, 2004. During the first quarter of 2000, the Company increased its borrowings under the revolving credit portion of the

Agreement by $2,950,000. At March 27, 2000, the Company had outstanding borrowings of $22,900,000 under the Agreement and approximately $17,000,000 in available credit. Proceeds received from the revolving credit portion of the Agreement in the first quarter 2000 were used primarily to fund capital expenditures and pre-opening expenses for at least four new restaurants to open in 2000. The Company was in compliance with all covenants of the Agreement through March 27, 2000.

     Capital expenditures for the first quarter of 2000 were primarily for the remodeling of several restaurants and the construction of a new Angelo and Maxie's to open in June. Capital expenditures for each of the remaining three quarters of 2000 are expected to increase with expansion of the Angelo and Maxie's concept.

     In conjunction with the 1999 restructuring, the Company intends to dispose of the nine remaining restaurant properties during fiscal year 2000. Cash proceeds upon the sale of all properties are estimated at $2 million. Management is actively pursuing reasonable purchase offers on each property; however, no assurance can be given as to the likelihood or timing of such sales or that estimated proceeds will be realized.

     The Company owns the land and buildings for five restaurant properties for which management is evaluating sale-leaseback opportunities. If the transaction was to materialize, preliminary estimated proceeds on this transaction range between $14 million and $17 million. Management is currently evaluating this decision. No assurance can be given as to the likelihood or timing of such transactions or that estimated proceeds will be realized.

     In the opinion of management, cash flows from operations, availability under the agreement, and proceeds from the sale of certain assets will be sufficient to fund working capital and regular capital expenditure commitments for the next twelve months. The Company currently projects 2000 capital expenditures to be approximately $15 million, however, this amount may vary depending on several factors. These factors include, but are not limited to, the timing of construction activities and compliance with financial covenants under the Agreement. In order to fully implement the remodeling and expansion program, the Company may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or that it will be available on terms satisfactory to the Company.

Seasonality
-----------

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.



Other Information
-----------------

     Certain of the statements contained in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management. Examples of certain forward-looking statements are the Company's intentions and abilities to dispose of assets, remodel assets, or acquire assets, the intentions and abilities to increase or decrease outstanding borrowings, the intentions and abilities to control or mitigate changes in any operating costs, and the intentions and abilities to maintain current levels of comparable restaurant revenues or operating results. Although the Company believes that the expectations reflected in all such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the known and unknown risks, uncertainties and other factors referred to above include, but are not limited to, the following: changes in customer demand due to economic factors, competitive factors, pricing pressures, availability of employees, changes in demographic trends, the ability to open new restaurants successfully and to successfully integrate any acquired businesses, litigation involving employment, liability and other issues, weather and other acts of God.


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


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)

Date:  May 11, 2000            By:  /s/ THOMAS J. WALTERS
                                    ---------------------
                                    Thomas J. Walters
                                    President and Chief Executive Officer



                               By:  /s/ WILLIAM M. SULLIVAN
                                    -----------------------
                                    William M. Sullivan
                                    Executive Vice President and Chief Financial
                                    Officer