Form 10-Q
period 2000-06-26
CHART HOUSE ENTERPRISES INC
filed 2000-08-10
CIK 820757

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended   June 26, 2000
                                       ----------------------

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to
                                       ---------  -----------

Commission File Number     1-9684
                       -----------------

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

                        Yes    x           No
                            ------            -------

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2000:

                  Common Stock ($.01 par value) -  11,787,720
                                                  ------------

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)

                                                           June 26,    December 27,
ASSETS                                                       2000          1999
                                                         ------------  ------------
                                                          (Unaudited)
Current Assets:
  Cash and Equivalents                                     $    376     $    424
  Accounts Receivable                                         2,732        2,969
  Inventories                                                 1,957        2,282
  Prepaid Expenses and Other Current Assets                     740          530
  Current Portion of Deferred Tax Asset                         288          288
                                                           --------     --------

        Total Current Assets                                  6,093        6,493

Property and Equipment, at Cost:
  Land                                                            -        3,904
  Buildings                                                       -       15,384
  Equipment                                                  33,940       33,115
  Leasehold Interests & Improvements                         61,161       53,854
  Construction in Progress                                    4,074        3,380
                                                           --------     --------

                                                             99,175      109,637

Less:  Accumulated Depreciation and Amortization             38,880       42,621
                                                           --------     --------

        Net Property & Equipment                             60,295       67,016

Leased Property under Capital Leases, Less Accumulated
 Amortization of $2,416 in 2000 and $2,329 in 1999            2,427        2,514

Non-current Portion of Deferred Tax Asset                     5,092        5,092

Other Assets and Goodwill, Less Accumulated Amortization
 of $3,711 in 2000 and $3,897 in 2000                        16,657       18,374
                                                           --------     --------


                                                           $ 90,564     $ 99,489
                                                           ========     ========

     The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Share Data)


                                                             June 26,     December 27,
LIABILITIES AND STOCKHOLDERS' EQUITY                           2000           1999
                                                           -----------    -----------
                                                           (Unaudited)
Current Liabilities:
  Current Portion of Long-Term Obligations                   $  3,216      $  2,435
  Accounts Payable                                              2,593         4,577
  Accrued Liabilities                                          13,570        13,775
                                                             --------      --------

              Total Current Liabilities                        19,379        20,787

Deferred Payments on Acquisition                                  626         1,000

Long-Term Debt                                                 12,000        17,700

Long-Term Obligations under Capital Leases                      3,583         3,713


Stockholders' Equity:
Preferred Stock, $1.00 par value, 10,000,000 authorized
 shares; none outstanding                                           -             -
Common Stock, $.01 par value, 30,000,000 authorized
 shares; 11,787,720 and 11,762,561 shares outstanding in
  2000 and 1999, respectively                                     118           118
Additional Paid-In Capital                                     61,178        61,178
Accumulated Deficit                                            (6,320)       (5,007)
                                                             --------      --------

              Total Stockholders' Equity                       54,976        56,289
                                                             --------      --------

                                                             $ 90,564      $ 99,489
                                                             ========      ========



     The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)


                                            Thirteen Weeks   Thirteen Weeks   Twenty-Six Weeks Twenty-Six Weeks
                                            Ended June 26,   Ended June 28,   Ended June 26,    Ended June 28,
                                                 2000             1999             2000              1999
                                               --------         --------         --------         --------
Revenues                                       $ 35,792         $ 37,329         $ 68,672         $ 71,960
                                               --------         --------         --------         --------

Costs and Expenses:
  Cost of Sales                                  12,034           11,810           22,774           22,909
  Restaurant Labor                                9,712           11,056           19,222           21,462
  Other Operating Costs                           8,004            8,155           15,179           16,059
  Preopening Costs                                1,593                -            1,829                -
  Selling, General and Administrative
   Expenses                                       2,929            3,142            6,168            6,128
  Depreciation and Amortization                   1,612            2,034            3,282            3,871
  Write Down of Assets and
   Restructuring and Unusual Charges                460                -              460                -
  Gain on Sales of Assets                          (141)            (742)            (141)            (742)
  Interest Expense                                  667              328            1,212              603
                                               --------         --------         --------         --------

               Total Costs and Expenses          36,870           35,783           69,985           70,290
                                               --------         --------         --------         --------

(Loss) Income Before Income Taxes                (1,078)           1,546           (1,313)           1,670
Provision for Income Taxes                            -                -                -                -
                                               --------         --------         --------         --------

Net (Loss) Income                              $ (1,078)        $  1,546         $ (1,313)        $  1,670
                                               ========         ========         ========         ========

Net (Loss) Income Per Common Share             $   (.09)        $    .13         $   (.11)        $    .14
                                               ========         ========         ========         ========
             - Basic and Diluted

Weighted Average Shares Outstanding              11,786           11,763           11,781           11,763
                                               ========         ========         ========         ========


     The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                  (Unaudited)

                                                        Twenty-Six Weeks   Twenty-Six Weeks
                                                         Ended June 26,     Ended June 28,
                                                              2000               1999
                                                         ----------------  ---------------
Cash Flows from Operating Activities:
Net (Loss) Income                                            $ (1,313)        $  1,670
Adjustments to Reconcile Net (Loss) Income to
 Cash Flows from Operating Activities:
  Depreciation and Amortization                                 3,282            3,871
  Amortization of Debt Issuance Costs                              66                -
  Gain on Retirement and Disposition of Assets                   (141)            (742)
  Change in Net Current Liabilities (Excluding Net
   Current Liabilities Acquired)                               (2,976)          (2,461)
                                                             --------         --------

    Cash (Used in) Provided by Operating Activities            (1,082)           2,338

Cash Flows from Investing Activities:
 Expenditures for Property and Equipment                      (10,729)          (8,325)
 Expenditures for Acquisitions (Net of Cash Acquired)               -          (10,383)
 Additions of Other Assets                                       (169)            (740)
 Proceeds from Disposition of Assets                           17,381            3,688
                                                             --------         --------

    Cash Provided by (Used in) Investing Activities             6,483          (15,760)

Cash Flows from Financing Activities:
 Principal Payments on Obligations under
  Capital Leases                                                 (100)            (416)
 Debt Issuance Costs                                              (25)            (475)
 Payments under Deferred Acquisition Agreement                   (374)               -
 Net Payments under Revolving Credit Agreement                 (4,950)            (581)
 Proceeds from Issuance of Long-Term Debt                           -           15,000
                                                             --------         --------

    Cash (Used in) Provided by Financing Activities            (5,449)          13,528
                                                             --------         --------

(Decrease) Increase in Cash                                       (48)             106
Cash, Beginning of Period                                         424              266
                                                             --------         --------

Cash, End of Period                                          $    376         $    372
                                                             ========         ========


     The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                 (In Thousands)
                                   (Unaudited)

                                                        Twenty-Six Weeks    Twenty-Six Weeks
                                                          Ended June 26,     Ended June 28,
                                                              2000               1999
                                                         ---------------    ---------------
The Change in Net Current Liabilities (Excluding Net
 Current Liabilities Acquired) is Comprised of
 the Following:
  Decrease (Increase) in Accounts Receivable                  $   237           $  (313)
  Decrease in Inventories                                         325               407
  (Increase) Decrease in Prepaid Expenses and
   Other Current Assets                                          (210)               85
  Decrease in Accounts Payable                                 (1,984)           (1,143)
  Decrease in Accrued Liabilities                              (1,344)           (1,497)
                                                              -------           -------

    Change in Net Current Liabilities (Excluding
    Net Current Liabilities Acquired)                         $(2,976)          $(2,461)
                                                              =======           =======

Supplemental Cash Flow Disclosures:
 Cash Paid During the Period for:
  Interest (Net of Amount Capitalized)                        $   412           $   335
  Income Taxes (Net of Refunds)                               $     7           $  (142)

     The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 26, 2000
                                   (Unaudited)



(1)  BASIS OF PRESENTATION

     The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and six month periods ended June 26, 2000 and June 28, 1999 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(2)  INCOME TAXES

     No provision for income taxes has been recorded as of June 26, 2000 as the Company expects to offset any 2000 income tax expense with income tax benefits associated with net operating losses and tax credits.

(3)  RESTRUCTURING ACTIONS AND SPECIAL CHARGES

     In 1999, the Company recorded a restructuring charge and write-down of assets totaling $4,890,000 in preparation for an expansion plan requiring disposal of eleven Chart House restaurants whose operating results and economics were not conducive to the long-term success of the Company. The charges included:

Write-down of assets to be disposed   $ 4,286,000
Severance and other exit costs        $   604,000

     Seven of the eleven restaurants were closed within the first six weeks of 2000. Three more locations were closed in June 2000. The Company anticipates operating the remaining restaurant (located in Hawaii) until disposal of the restaurant can be achieved through a sale agreement consistent with the Company's existing lease terms. Of the ten closed restaurants, five restaurant properties have been sold. The other five restaurants' assets remain for sale. It is management's intention to sell these remaining assets during 2000.

     The table below reflects the proportion of the Company's results of operations contributed by the eleven restaurants identified for disposal:

                Q2 2000   Year to Date 2000    Q2 1999     Year to Date 1999
                     in thousands                      in thousands
                     -------------                     ------------
Revenue:        $ 1,690      $ 4,629               $ 5,174     $ 10,172

Net Income:     ($  101)     $   161               $   156     $    248

     Negotiations for sales of the remaining six restaurant properties continue. Due to changes in the real estate market since 1999, management has changed its estimates of fair value less costs to sell. The losses recorded in 1999, when the decision was made to dispose of the assets, were recorded as writedowns in net book value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The carrying value of the remaining assets held for disposal at June 26, 2000 was approximately $1,346,000, which reflects a write up in net book value of these fixed assets of $282,000. This write up results from a revision in estimate of fair value, less costs to sell, from the original estimate made during the decision to dispose of the assets. The write up of $282,000 was recorded in the Write Down of Assets and Restructuring and Unusual Charges on the accompanying Consolidated Statement of Operations.

     The table below reflects the charges to the liability for severance and other exit costs (included in Accrued Liabilities) for the period to date:


     Liability as of December 27, 1999                   $    604,000

     Payments made for severance and other exit costs   ($  1,238,000)

     Additional Restructuring charge                     $    742,000
                                                         ------------

     Liability as of June 26, 2000                       $    108,000

     The write up of $282,000 and the additional restructuring charge of $742,000 results in a net impact of $460,000 on the Consolidated Statement of Operations.

     The number of employees terminated through second quarter 2000 as a result of the restaurant closures was 232. The liability remaining at June 26, 2000 will absorb the exit costs and severance payments due 16 restaurant employees working in the restaurant held for disposal.

     The restructuring charge taken in the second quarter 2000 reflects exit costs incurred or expected to be incurred for the remaining properties to be disposed. Exit costs primarily include rent payments and disposal of perishable inventory items. The liability as of June 26, 2000 reflects management's best estimate of future expenses and losses on the restaurant closings and disposals.

(4)  PRE-OPENING COSTS

     The Company expenses pre-opening costs as incurred. Pre-opening costs, or start-up costs, are one-time activities related to opening a new restaurant. Pre-opening costs of approximately $1,593,000 and $1,829,000 for the second quarter and twenty-six weeks ended June 26, 2000 primarily represent salary-related expenses and training costs for new employees. The Company has opened two of eight restaurants scheduled to open in 2000.

(5)  DEBT COMPLIANCE

     The Company is in compliance with all debt covenants as of June 26, 2000.

(6)  CONTINGENCIES

     The Company is contingently liable, in certain circumstances, for lease obligations of properties subleased to third parties. Certain properties, previously occupied and operated by the Company, have been subleased where the Company is liable for lease payments should the sublessee default. The Company is not aware of any monetary or material default under its sublessee arrangements.

(7)  SEASONALITY

     Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

(8)  FIXED ASSET DISPOSALS

     During the second quarter 2000, the Company executed a sale-leaseback agreement for the land and buildings of five restaurant properties. The cash proceeds for the transaction was $15 million. The net book value of the property sold was $12.6 million. The Company wrote off the related goodwill of $1.3 million for these restaurant properties. In accordance with Statement of Financial Accounting Standards No. 28, "Accounting for Sales with Leasebacks," the profit of approximately $1.1 million, less expenses related to the sale of approximately $631,000, resulting in a gain of $469,000, was deferred and is being amortized over the life of the new Master Lease.

     The Company sold one restaurant property during the quarter that was not a part of the 1999 restructuring plan. The Company received proceeds of $325,000 and realized a gain of $141,000 on the sale.

(9)  RECENTLY ISSUED ACCOUNTING STANDARDS

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation: An Interpretation of APB Opinion No. 25" ("the FASB Interpretation"). The FASB Interpretation, among other things, requires the application of Opinion 25 to stock compensation granted to a nonemployee member of the grantor's board of directors for services provided as a director, if the nonemployee director was elected by the grantor's shareholders. The FASB Interpretation was issued to eliminate diversity in practice and has no impact on the Company's financial statements as the Company's current practice is to follow APB Opinion No. 25 for stock compensation granted to nonemployee directors.

     In March 2000, the Emerging Issues Task Force issued Abstract No. 00-2:
Accounting for Web Site Development Costs, ("EITF No. 00-2"). EITF No. 00-2 provides guidance for accounting for costs incurred to develop a web site. The guidance provides for separating costs into stages and requiring expense or capital treatment in accordance with the provisions. The Company is currently in compliance with this EITF.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     The following is a comparative discussion of the results of operations for the quarterly and six-month periods ended June 26, 2000 and June 28, 1999. The results of operations for the first six months of 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 25, 2000. The dollar amounts in the table below are in thousands.


                                         Thirteen Weeks         Thirteen Weeks         Twenty-Six Weeks       Twenty- Six Weeks
                                         Ended June 26,          Ended June 28,         Ended June 26,          Ended June 28,
                                              2000                   1999                    2000                    1999
                                     ---------------------   ---------------------   ---------------------   ---------------------
                                      Dollars     Percent     Dollars     Percent     Dollars     Percent     Dollars     Percent
                                     ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
                                                       (Unaudited)                                    (Unaudited)
Revenues                               35,792      100.0       37,329      100.0       68,672      100.0       71,960      100.0

Costs and Expenses:
 Cost of Sales                         12,034       33.6       11,810       31.6       22,774       33.1       22,909       31.8
 Restaurant Labor                       9,712       27.1       11,056       29.6       19,222       28.0       21,462       29.8
 Other Operating Costs                  8,004       22.4        8,155       21.9       15,179       22.1       16,059       22.3
 Pre-opening Costs                      1,593        4.5            -          -        1,829        2.6            -          -
 Selling, General and
  Administrative Expenses               2,929        8.2        3,142        8.4        6,168        9.0        6,128        8.5
 Depreciation and Amortization          1,612        4.5        2,034        5.4        3,282        4.8        3,871        5.4
 Write Down of Assets and
  Restructuring and Unusal Charges        460        1.3            -          -          460        0.7            -          -
 Gain on Sales of Assets                 (141)      (0.4)        (742)      (2.0)        (141)      (0.2)        (742)      (1.0)
 Interest Expense                         667        1.8          328        0.9        1,212        1.8          603        0.9
                                      -------      -----      -------      -----      -------      -----      -------      -----

      Total Costs and Expenses         36,870      103.0       35,783       95.8       69,985      101.9       70,290       97.7
                                      -------      -----      -------      -----      -------      -----      -------      -----

(Loss) Income Before Income Taxes
                                       (1,078)      (3.0)       1,546        4.2       (1,313)      (1.9)       1,670        2.3
Provision for Income Taxes                  -          -            -          -            -          -            -          -
                                      -------      -----      -------      -----      -------      -----      -------      -----

Net (Loss) Income                      (1,078)      (3.0)       1,546        4.2       (1,313)      (1.9)       1,670        2.3
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

     The table below reflects the impact on total revenues resulting from strategic decisions implemented over the past two years (in thousands):

                                                Q2           YTD
                                            ---------      --------

Continuing Restaurants                       $  2,192      $  3,918
New Restaurant Openings                           908           793
Angelo and Maxie's (acquired in Q2 1999)          844         3,403
Restaurant Held for Disposal                     (107)         (146)
Permanent Closure of Restaurants               (5,374)      (11,256)
                                             --------      --------

Total                                        $ (1,537)     $ (3,288)


     At June 26, 2000, the Company operated 41 Chart House restaurants (including the Peohe's restaurant) and one Angelo and Maxie's Steakhouse ("Angelo and Maxie's"), which was acquired in the second quarter 1999. Of these restaurants, one restaurant has been designated for closure in conjunction with the 1999 restructuring. Management estimates that this restaurant will be closed in 2000. Comparable restaurant revenue growth for the continuing 38 Chart House restaurants was 8.0% and 3.8% for the second quarter 2000 and second quarter 1999, respectively, and 7.4% and 2.3% for the first half of 2000 and 1999, respectively.

     Revenue growth at comparable restaurants is attributed to the renewed interest in many locations following remodeling and the introduction of a new menu.

     Restaurant-level operating margins have changed since 1999 primarily due to the acquisition of Angelo and Maxie's as well as the disposal of under-performing Chart House restaurants. Cost of sales as a percentage of revenues will be higher in 2000, as the ratio of Angelo and Maxie's restaurants to total restaurants continues to increase. The menu at Angelo and Maxie's contains significantly more beef items and larger portion sizes. This results in higher food costs than have typically been realized at the Chart House restaurants. Chart House restaurants sell larger volumes of seafood, which generally result in a lower cost of sales percentage. Restaurant labor expense as a percentage of sales has decreased between the 2000 and 1999 periods, both in hourly wages and in manager compensation, due to the sales leverage on the fixed portion of compensation. The decision made in 1999 to dispose of eleven Chart House restaurants during 2000 was based, in part, on the deterioration of operating margins. The second quarter 2000 and year to date 2000 results reflect the elimination of higher costs from closed restaurants. The remodeling of most of the Chart House restaurants in 1999 and 2000 has relieved the Company of significant repair and maintenance expense, which, in turn has been offset by marketing and promotion expenditures.

     The Company has incurred approximately $1,593,000 and $1,829,000 in expenditures during the second quarter and twenty-six weeks ended June 26, 2000 respectively, relating to the opening of new restaurants. These costs primarily reflect salaries and benefits and training costs for new employees. The Company has opened two Chart House restaurants in the second quarter, one Angelo and Maxie's to date in the third quarter and plans to open five additional Angelo and Maxie's before the end of 2000.

     Selling, general and administrative expenses have remained consistent year to date 2000 with year to date 1999. The decrease in selling, general and administrative expenses from second quarter 1999 reflects Company initiatives in 2000 to expand its restaurant base. Significant administrative costs, primarily legal fees relating to the execution of new restaurant openings, are reflected in pre-opening costs in the accompanying financial statements, whereas these regular administrative costs were reflected in selling, general and administrative expense in 1999.

     Depreciation and amortization has decreased from 1999 due to the fewer number of restaurants currently under operation.

     The Company incurred a net $460,000 restructuring charge in the second quarter 2000 reflecting exit costs incurred and expected to be incurred for eleven restaurants identified for disposal. The net restructuring charge includes a write up of assets of $282,000 and an additional restrucuturing charge of $742,000. See below for further details.

     The Company recognized a gain of $141,000 on the sale of restaurant assets at one location versus 1999 which included gains on sales of restaurant assets at two locations.

     Interest expense has risen in both the second quarter and the twenty-six weeks ended June 26, 2000 versus 1999. The increase primarily reflects debt service on a $15 million term loan received in April 1999.

     No provision for income taxes has been recorded as of June 26, 2000, as the Company expects to offset any 2000 income tax expense with income tax benefits associated with net operating losses and tax credits reflected in deferred tax assets.

   As a result of the foregoing, net income decreased by $2,624,000 from $1,546,000 for the second quarter of 1999 to a loss of ($1,078,000) for the second quarter of 2000. Net income for the first half of 2000 decreased by $2,983,000 from $1,670,000 in 1999 to a loss of ($1,313,000) in 2000.

Restructuring Charges and Impaired Assets

     In 1999, the Company recorded a restructuring charge and write-down of assets totaling $4,890,000 in preparation for an expansion plan requiring disposal of eleven Chart House restaurants whose operating results and economics were not conducive to the long-term success of the Company. The charges included:

Write-down of assets to be disposed            $ 4,286,000
Severance and other exit costs                 $   604,000

     Seven of the eleven restaurants were closed within the first six weeks of 2000. Three more locations were closed in June 2000. The Company anticipates operating the remaining restaurant (located in Hawaii) until disposal of the restaurant can be achieved through a sale agreement consistent with the Company's existing lease terms. Of the ten closed restaurants, five restaurant properties have been sold. The other five restaurants' assets remain for sale. It is management's intention to sell these remaining assets during 2000.

     The table below reflects the proportion of the Company's results of operations contributed by the eleven restaurants identified for disposal:

                  Q2 2000     Year to Date 2000    Q2 1999     Year to Date 1999
                          in thousands                      in thousands
                          -------------                     ------------
Revenue:         $1,690              $4,629        $5,174            $10,172

Net Income:       ($101)             $  161        $  156            $   248

     Negotiations for sales of the remaining six restaurant properties continue. Due to changes in the real estate market since 1999, management has changed its estimates of fair value less costs to sell. The losses recorded in 1999, when the decision was made to dispose of the assets, were recorded as writedowns in net book value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The carrying value of the remaining assets held for disposal at June 26, 2000 was approximately $1,346,000, which reflects a write up in net book value of these fixed assets of $282,000. This write up results from a revision in estimate of fair value, less costs to sell, from the original estimate made during the decision to dispose of the assets. The write up of $282,000 was recorded in the Write Down of Assets and Restructuring and Unusual Charges on the accompanying Consolidated Statement of Operations.

     The table below reflects the charges to the liability for severance and other exit costs (included in Accrued Liabilities) for the period to date:


     Liability as of December 27, 1999                     $  604,000

     Payments made for severance and other exit costs     ($1,238,000)

     Additional restructuring charge                       $  742,000
                                                           ----------

     Liability as of June 26, 2000                         $  108,000


     The write up of $282,000 and the additional restructuring charge of $742,000 results in a net impact of $460,000 on the Consolidated Statement of Operations.

     The number of employees terminated through second quarter 2000 as a result of the restaurant closures was 232. The liability remaining at June 26, 2000 will absorb the exit costs and severance payments due 16 restaurant employees working in the restaurant held for disposal.

     The restructuring charge taken in the second quarter 2000 reflects exit costs incurred or expected to be incurred for the remaining properties to be disposed. Exit costs primarily include rent payments and disposal of perishable inventory items. The liability as of June 26, 2000 reflects management's best estimate of future expenses and losses on the restaurant closings and disposals.

Liquidity and Capital Resources

                                                           Second Quarter  Second Quarter
                                                           2000            1999

                                                           (in `000s)      (in `000s)
Cash (used in) provided by Operating Activities            ($ 1,082)       $  2,338

Expenditures for Property and Equipment                     (10,729)         (8,325)

Expenditures for Acquisitions (Net of Cash Acquired)              -         (10,383)

Proceeds from Disposition of Assets                          17,381           3,688

Cash used in other Investing Activities                        (169)           (740)

Cash (used in) provided by Financing Activities              (5,449)         13,528
                                                           --------        --------

 Change in cash                                            ($    48)       $    106
                                                           ========        ========

     The working capital deficit increased by approximately $1.8 million from $11.5 million in the second quarter of 1999 to $13.3 million in the second quarter of 2000. The majority of this increase is represented by the principal payments of long-term debt becoming current, offset by a decrease in the amount of accounts payable in 2000.

   Long-term debt consists of borrowings under the Company's Revolving Credit and Term Loan Agreement ("Agreement"). The proceeds of the term loan were received in second quarter 1999. Quarterly principal payments of $750,000 under the term loan portion of the Agreement will commence with the first payment due June 30, 2000 and will continue through September 30, 2001. Quarterly principal payments of $1,000,000 will commence with payment due December 31, 2001 and will continue through September 30, 2003. Quarterly principal payments of $1,250,000 will commence with payment due December 31, 2003 and will end with a final principal payment on March 31, 2004.

     During the second quarter of 2000, the Company decreased its borrowings under the revolving credit portion of the Agreement by $7,900,000. At June 26, 2000, the Company had outstanding borrowings of $15,000,000 under the Agreement and approximately $25,000,000 in available credit. The reduction of the revolving credit balance was funded primarily by the proceeds from the sale-leaseback transaction completed in the second quarter. The Company was in compliance with all covenants of the agreement through June 26, 2000.

   Capital expenditures for the second quarter of 2000 were primarily for the remodeling and enhancements of several Chart House restaurants and the construction of seven new Angelo and Maxie's restaurants scheduled to open throughout the remainder of 2000 and 2001. Capital expenditures for each of the remaining two quarters of 2000 are expected to increase with expansion of the Angelo and Maxie's concept.

   In conjunction with the 1999 restructuring, the Company intends to dispose of the six remaining restaurant properties during fiscal year 2000. Cash proceeds upon the sale of all properties are estimated at $1.3 million. Management is actively pursuing reasonable offers on each property; however, no assurance can be given as to the likelihood or timing of such sales or that estimated proceeds will be realized.

   In the opinion of management, cash flows from operations, availability under the Agreement, and proceeds from the sale of certain assets will be sufficient to fund working capital and regular capital expenditure commitments for the next twelve months. The Company currently projects total 2000 capital expenditures to be approximately $15 million, however, this amount may vary depending on several factors. These factors include, but are not limited to, the timing of construction activities and compliance with financial covenants under the Agreement. In order to fully implement the remodeling and expansion program, the Company may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or available on terms satisfactory to the Company.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.

      The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 15, 2000. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for purposes of:
(i)     electing directors;
(ii) approving an amendment to the option to purchase 100,000 shares previously granted to F. Philip Handy;
(iii)   approving the 2000 Nonemployee Director Equity Compensation Plan; and
(iv)    transacting such other business as may properly come before the meeting.

There was no solicitation in opposition to management's nominees for directors.

     At the meeting, seven directors were elected.

     The tables below summarize the results of the stockholder vote:

                                                         Number        Percentage
                                                       ----------     -----------
Shares Outstanding and Entitled to Vote                11,787,720       100.0%
Shares Represented in Person or by Proxy at Meeting    11,325,553        96.1%
Shares Not Voted at Meeting                               462,167         3.9%


                                                         Votes          Votes
                                                          For          Against
                                                       ----------    ----------
Proposal I (Election of Directors):
Breakdown of votes cast for each nominee:
     Barbara R. Allen                                  11,312,748      12,805
     Linda Walker Bynoe                                11,311,298      14,255
     William M. Diefenderfer III                       11,281,068      44,485
     Robert A. McCormack                               11,313,598      11,955
     Stephen Ottmann                                   11,313,448      12,105
     Thomas J. Walters                                 11,313,148      12,405
     Samuel Zell                                       11,294,283      31,270

Proposal II (Approval of an amendment to the option to purchase 100,000 shares of common stock previously granted F. Philip Handy):

Votes For     Votes Against    Votes Abstained
---------     -------------    ---------------
10,465,260    752,198          108,095

Proposal III (Approval of the 2000 Nonemployee Director Equity Compensation
Plan):

Votes For     Votes Against    Votes Abstained
---------     -------------    ---------------
11,083,821    106,421          81,311


Item 6.  Exhibits and Reports on Form 8-K.
   (a)   Exhibits.
         Exhibit No. 27       Financial Data Schedule (required for electronic
                              filing only).

         Exhibit No. 10.9.1   2000 Nonemployee Director Equity Compensation
                              Plan (1)

         Exhibit No. 10-18    Sale-Leaseback Agreement dated June 23, 2000
                              between CH Restaurant Property, LLC, and Chart
                              House, Inc.

         Exhibit No. 10-19    Master Lease Agreement dated June 23, 2000 between
                              CH Restaurant Property, LLC, and Chart House, Inc.

   (b)  Reports on Form 8-K
        No reports on Form 8-K were filed during the quarter of which this report is filed.

        ----------------------------------------------------------------------
        (1) Filed as Exhibit A in the Notice of Annual Meeting of Stockholders to be held May 15, 2000.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 CHART HOUSE ENTERPRISES, INC. (Registrant)



Date:  August 10, 2000           By:   /S/ THOMAS J. WALTERS
                                    ----------------------------------------
                                       Thomas J. Walters
                                       President and Chief Executive Officer



                                 By:   /S/ WILLIAM M. SULLIVAN
                                    ----------------------------------------
                                       William M. Sullivan
                                       Executive Vice President and Chief
                                       Financial Officer