Form 10-Q
period 2000-09-25
CHART HOUSE ENTERPRISES INC
filed 2000-11-09
CIK 820757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------


  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 25, 2000


  [_]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission File Number 1-9684

                         CHART HOUSE ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)
               Delaware                                33-0147725
    (State of other jurisdiction of       (I.R.S. Employer Identification No.)
    Incorporation or organization)

               640 North LaSalle, Suite 295, Chicago, IL, 60610
         (Address of principal executive offices, including zip code)

                                (312) 266-1100
             (registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000:

                  Common Stock ($.01 par value) - 11,795,529

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                     September 25, December 27,
                      ASSETS                             2000          1999
                      ------                         ------------- ------------
                                                      (Unaudited)
Current Assets:
  Cash and Equivalents.............................    $    347      $    424
  Accounts Receivable..............................       2,278         2,969
  Inventories......................................       2,145         2,282
  Prepaid Expenses and Other Current Assets........       1,126           530
  Current Portion of Deferred Tax Asset............         288           288
                                                       --------      --------
    Total Current Assets...........................       6,184         6,493
Property and Equipment, at Cost:
  Land.............................................         --          3,904
  Buildings........................................         --         15,384
  Equipment........................................      34,949        33,115
  Leasehold Interests & Improvements...............      69,176        53,854
  Construction in Progress.........................       3,275         3,380
                                                       --------      --------
                                                        107,400       109,637
Less: Accumulated Depreciation and Amortization....      39,220        42,621
                                                       --------      --------
    Net Property & Equipment.......................      68,180        67,016
Leased Property under Capital Leases, Less
 Accumulated Amortization of $2,480 in 2000 and
 $2,329 in 1999....................................       2,363         2,514
Non-current Portion of Deferred Tax Asset..........       5,092         5,092
Other Assets and Goodwill, Less Accumulated
 Amortization of $3,977 in 2000 and $3,897 in 1999.      16,579        18,374
                                                       --------      --------
                                                       $ 98,398      $ 99,489
                                                       ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current Liabilities:
  Current Portion of Long-Term Obligations.........    $  4,088      $  2,435
  Accounts Payable.................................       2,488         4,577
  Accrued Liabilities..............................      14,989        13,775
                                                       --------      --------
    Total Current Liabilities......................      21,565        20,787
Deferred Payments on Acquisition...................         438         1,000
Long-Term Debt.....................................      21,886        17,700
Long-Term Obligations under Capital Leases.........       3,529         3,713
Stockholders' Equity:
  Preferred Stock, $1.00 par value, 10,000,000
   authorized shares; none outstanding.............         --            --
  Common Stock, $.01 par value, 30,000,000
   authorized shares; 11,795,529 and 11,762,561
   shares outstanding in 2000 and 1999,
   respectively....................................         118           118
  Additional Paid-In Capital.......................      61,276        61,178
  Accumulated Deficit..............................     (10,414)       (5,007)
                                                       --------      --------
    Total Stockholders' Equity.....................      50,980        56,289
                                                       --------      --------
                                                       $ 98,398      $ 99,489
                                                       ========      ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                            Thirteen Weeks      Thirteen Weeks     Thirty-Nine Weeks   Thirty-Nine Weeks
                          Ended September 25, Ended September 27, Ended September 25, Ended September 27,
                                 2000                1999                2000                1999
                          ------------------- ------------------- ------------------- -------------------
Revenues................        $37,079             $36,040            $105,751            $108,000
                                -------             -------            --------            --------
Costs and Expenses:
  Cost of Sales.........         12,054              11,416              34,828              34,325
  Restaurant Labor......         11,187              10,518              30,409              31,980
  Other Operating Costs.          8,552               7,825              23,731              23,884
  Pre-opening Costs.....          1,404                 --                3,233                 --
  Selling, General and
   Administrative
   Expenses.............          3,364               2,905               9,532               9,033
  Depreciation and
   Amortization.........          1,736               1,996               5,018               5,867
  Write Down of Assets
   and Restructuring
   Charges..............          1,900                 --                2,360                 --
  Loss (Gain) on Sales
   of Assets............            177                 --                   36                (742)
  Interest Expense......            799                 803               2,011               1,406
                                -------             -------            --------            --------
    Total Costs and
     Expenses...........         41,173              35,463             111,158             105,753
                                -------             -------            --------            --------
(Loss) Income Before
 Income Taxes...........         (4,094)                577              (5,407)              2,247
Provision for Income
 Taxes..................            --                  --                  --                  --
                                -------             -------            --------            --------
Net (Loss) Income.......        $(4,094)            $   577            $ (5,407)           $  2,247
                                =======             =======            ========            ========
Net (Loss) Income Per
 Common Share--Basic and
 Diluted................        $ (0.35)            $   .05            $   (.46)           $    .19
                                =======             =======            ========            ========
Weighted Average Shares
 Outstanding............         11,795              11,767              11,790              11,764
                                =======             =======            ========            ========


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                  (Unaudited)

                                        Thirty-Nine Weeks   Thirty-Nine Weeks
                                       Ended September 25, Ended September 27,
                                              2000                1999
                                       ------------------- -------------------
Cash Flows from Operating Activities:
Net (Loss) Income.....................      $ (5,407)           $  2,247
Adjustments to Reconcile Net (Loss)
 Income to Cash Flows from Operating
 Activities:
  Depreciation and Amortization.......         5,018               5,867
  Amortization of Debt Issuance Costs.           132                 --
  Common Stock Issued in Lieu of
   Compensation.......................           --                   75
  Loss (Gain) on Retirement and
   Disposition of Assets..............            36                (742)
  Change in Net Current Liabilities
   (Excluding Net Current Liabilities
   Acquired)..........................        (2,124)             (3,455)
                                            --------            --------
    Cash (Used in) Provided by
     Operating Activities.............        (2,345)              3,992
Cash Flows from Investing Activities:
  Expenditures for Property and
   Equipment..........................       (20,086)            (12,550)
  Expenditures for Acquisitions (Net
   of Cash Acquired)..................           --              (10,596)
  Additions of Other Assets...........          (193)               (265)
  Proceeds from Disposition of Assets.        17,556               6,700
                                            --------            --------
    Cash Used in Investing Activities.        (2,723)            (16,711)
Cash Flows from Financing Activities:
  Principal Payments on Obligations
   under Capital Leases...............          (153)               (557)
  Debt Issuance Costs.................          (200)               (475)
  Payments under Deferred Acquisition
   Agreement..........................          (562)                --
  Net Proceeds (Payments) under
   Revolving Credit Agreement.........         5,950              (1,150)
  Payments on Long-Term Debt..........          (772)                 --
  Proceeds from Issuance of Long-Term
   Debt...............................           630              15,000
  Proceeds from Issuance of Common
   Stock..............................            98                 --
                                            --------            --------
    Cash Provided by Financing
     Activities.......................         4,991              12,818
                                            --------            --------
(Decrease) Increase in Cash...........           (77)                 99
Cash, Beginning of Period.............           424                 266
                                            --------            --------
Cash, End of Period...................      $    347            $    365
                                            ========            ========
The Change in Net Current Liabilities
 (Excluding Net Current Liabilities
 Acquired) is Comprised of the
 Following:
  Decrease (Increase) in Accounts
   Receivable.........................      $    691            $   (229)
  Decrease in Inventories.............           137                 442
  (Increase) Decrease in Prepaid
   Expenses and Other Current Assets..          (596)                 15
  Decrease in Accounts Payable........        (2,089)             (2,093)
  Decrease in Accrued Liabilities.....          (267)             (1,590)
                                            --------            --------
Change in Net Current Liabilities
 (Excluding Net Current Liabilities
 Acquired)............................      $ (2,124)           $ (3,455)
                                            ========            ========
Supplemental Cash Flow Disclosures:
  Cash Paid During the Period for:
    Interest (Net of Amount
     Capitalized).....................      $  1,727            $    726
    Income Taxes (Net of Refunds).....      $    156            $   (159)

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 25, 2000
                                  (Unaudited)

(1) Basis of Presentation

   The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly and nine month periods ended September 25, 2000 and September 27, 1999 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

(2) Restructuring Actions and Special Charges

   In 1999, the Company recorded a restructuring charge and write-down of assets totaling $4,890,000 in preparation for an expansion plan requiring disposal of eleven Chart House restaurants whose operating results and economics were not conducive to the long-term success of the Company. The charges included:

      Write-down of assets to be disposed........................... $4,286,000
      Severance and other exit costs................................ $  604,000

   Seven of the eleven restaurants were closed within the first six weeks of 2000. Three more locations were closed in June 2000. The Company anticipates operating the remaining restaurant (located in Hawaii) until disposal of the restaurant can be achieved through a sale agreement consistent with the Company's existing lease terms. Of the ten closed restaurants, six restaurant properties have been sold. The other four restaurants' assets remain for sale. It is management's intention to sell these remaining assets during 2000.

   The table below reflects the proportion of the Company's results of operations contributed by the eleven restaurants identified for disposal:

                                                Q3     Year to    Q3    Year to
                                               2000   Date 2000  1999  Date 1999
                                               -----  --------- ------ ---------
                                                in thousands      in thousands
      Revenue:................................ $ 507   $5,135   $5,328  $15,501
      Net (Loss) Income:......................  ($35)  $  126   $  154  $   402

   Negotiations for sales of the remaining five restaurant properties continue. Due to changes in the real estate market since 1999, management has revised its estimates of fair value less costs to sell. The losses recorded in 1999, when the decision was made to dispose of the assets, were recorded as writedowns in net book value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The carrying value of the remaining assets held for disposal at September 25, 2000 was approximately $1,123,000, which reflects a write down in net book value of these fixed assets of $636,000. This write down results from a revision in estimate of proceeds to be received less costs to sell, from the original estimate made during the decision to dispose of the assets. The write down of $636,000 made in the third quarter, 2000 was included in the Write Down of Assets and Restructuring Charges on the accompanying Consolidated Statement of Operations.

   The table below reflects the charges to the liability for severance and other exit costs (included in Accrued Liabilities) for the period to date:

      Liability as of December 27, 1999.......................... $    604,000
      Payments made for severance and other exit costs...........  ($1,495,000)
      Additional Restructuring charge............................ $  2,006,000
                                                                  ------------
      Liability as of September 25, 2000......................... $  1,115,000
                                                                  ============

   The additional restructuring charge includes a charge of $1,264,000 made during the third quarter, 2000 and is reflected in the Write Down of Assets and Restructuring Charges on the accompanying Consolidated Statement of Operations.

   The number of employees terminated through third quarter 2000 as a result of the restaurant closures was 232. The liability remaining at September 25, 2000 will absorb the exit costs and severance payments due 16 restaurant employees working in the restaurant held for disposal.

   The restructuring charge taken in the third quarter 2000 reflects exit costs incurred or expected to be incurred for the remaining properties to be disposed. Exit costs primarily include rent payments and disposal of perishable inventory items. The liability as of September 25, 2000 reflects management's best estimate of future expenses and losses on the restaurant closings and disposals.

(3) Pre-Opening Costs

   The Company expenses pre-opening costs as incurred. Pre-opening costs, or start-up costs, are one-time activities related to opening a new restaurant. Pre-opening costs of approximately $1,404,000 and $3,233,000 for the third quarter and thirty-nine weeks ended September 25, 2000 primarily represent salary-related expenses and training costs for new employees. The Company has opened four of six restaurants scheduled to open in 2000.

(4) Debt Compliance

   The Company is in compliance with all debt covenants as of September 25, 2000 after giving effect to waivers granted in connection with an amendment to the Revolving Credit and Term Loan Agreement ("the Agreement") dated as of November 9, 2000 ("the Amendment"). See Subsequent Event.

(5) Contingencies

   The Company is contingently liable, in certain circumstances, for lease obligations of properties subleased to third parties. Certain properties, previously occupied and operated by the Company, have been subleased where the Company is liable for lease payments should the sublessee default. The Company is not aware of any monetary or material default under its sublessee arrangements.

(6) Seasonality

   Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

(7) Recently Issued Accounting Standards

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

   In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101: Revenue Recognition in Financial Statements, ("SAB No. 101") which has been amended by SAB 101A and SAB 101B. SAB No. 101 provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company is currently in compliance with SAB 101 as amended by SAB 101A and SAB 101B.

(8) Subsequent Event

   The Agreement was amended on November 9, 2000. Pursuant to the Amendment, capital expenditures are limited for the remainder of 2000 and interest rates on outstanding debt will increase if certain leverage ratios are not maintained through the remaining months of 2000. Pursuant to the Amendment, the Company has no additional access to the revolving line of credit. The Company is exploring various options to increase its credit availability or provide other sources of liquidity, including one or more sales of capital stock or issuances of subordinated debt. The Company has had discussions to secure subordinated debt with a related party. No assurances can be given, however, that any such transaction will be consummated, or regarding the terms on which such transactions may be available.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

   The following is a comparative discussion of the results of operations for the quarterly and nine-month periods ended September 25, 2000 and September 27, 1999. The results of operations for the first nine months of 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 25, 2000. The dollar amounts in the table below are in thousands.

                            Thirteen         Thirteen       Thirty-Nine      Thirty-Nine
                           Weeks Ended      Weeks Ended     Weeks Ended      Weeks Ended
                          September 25,    September 27,   September 25,    September 27,
                              2000             1999            2000             1999
                         ---------------- --------------- ---------------- ----------------
                         Dollars  Percent Dollars Percent Dollars  Percent Dollars  Percent
                         -------  ------- ------- ------- -------  ------- -------  -------
                                   (Unaudited)                      (Unaudited)
Revenues................ 37,079    100.0  36,040   100.0  105,751   100.0  108,000   100.0
Costs and Expenses:
 Cost of Sales.......... 12,054     32.5  11,416    31.7   34,828    32.9   34,325    31.8
 Restaurant Labor....... 11,187     30.2  10,518    29.2   30,409    28.8   31,980    29.6
 Other Operating Costs..  8,552     23.1   7,825    21.7   23,731    22.4   23,884    22.1
 Pre-opening Costs......  1,404      3.8     --      --     3,233     3.1      --      --
 Selling, General and
  Administrative
  Expenses..............  3,364      9.1   2,905     8.1    9,532     9.0    9,033     8.4
 Depreciation and
  Amortization..........  1,736      4.7   1,996     5.5    5,018     4.8    5,867     5.4
 Write Down of Assets
  and Restructuring
  Charges...............  1,900      5.1     --      --     2,360     2.2
 Loss (Gain) on Sales
  of Assets.............    177      0.5     --      --        36     --      (742)   (0.7)
 Interest Expense.......    799      2.1     803     2.2    2,011     1.9    1,406     1.3
                         ------    -----  ------   -----  -------   -----  -------   -----
   Total Costs and
    Expenses............ 41,173    111.1  35,463    98.4  111,158   105.1  105,753    97.9
                         ------    -----  ------   -----  -------   -----  -------   -----
(Loss) Income Before
 Income Taxes........... (4,094)   (11.1)    577     1.6   (5,407)   (5.1)   2,247     2.1
Provision for Income
 Taxes..................    --       --      --      --       --      --       --      --
                         ------    -----  ------   -----  -------   -----  -------   -----
   Net (Loss) Income.... (4,094)   (11.1)    577     1.6   (5,407)   (5.1)   2,247     2.1
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

   The table below reflects the impact, (increase or (decrease)), on total revenues resulting from strategic decisions implemented over the past two years (in thousands):

                                                               Q3       YTD
                                                             -------  --------
      Continuing Restaurants................................ $ 2,108  $  6,047
      New Restaurant Openings...............................   4,056     4,827
      Angelo and Maxie's (acquired in Q2 1999)..............     239     3,643
      Restaurant Held for Disposal..........................    (170)     (316)
      Permanent Closure of Restaurants......................  (5,194)  (16,450)
                                                             -------  --------
        Total............................................... $ 1,039  $ (2,249)
                                                             =======  ========

   At September 25, 2000, the Company operated 41 Chart House restaurants (including the Peohe's restaurant) and three Angelo and Maxie's Steakhouses ("Angelo and Maxie's"), a steakhouse concept acquired in the second quarter 1999. Of these restaurants, one Chart House restaurant has been designated for closure in conjunction with the 1999 restructuring. Management estimates that this restaurant will be closed in 2000. Comparable restaurant revenue growth, excluding the restaurant held for disposal, was 7.6% for the third quarter 2000, and 7.4% for the nine months ended September 25, 2000.

   Revenue growth at comparable restaurants is attributed to the renewed interest in many locations following remodeling and the introduction of a new menu.

   Restaurant-level operating margins have changed since 1999 primarily due to the acquisition of Angelo and Maxie's as well as the disposal of under-performing Chart House restaurants. Cost of sales as a percentage of revenues will be higher in 2000, as the ratio of Angelo and Maxie's restaurants to total restaurants continues to increase. The menu at Angelo and Maxie's contains significantly more beef items and larger portion sizes. This results in higher food costs than have typically been realized at the Chart House restaurants. Management continues to focus upon the success of our seafood entrees at the Chart House restaurants, which generally results in a lower cost of sales percentage. Restaurant labor as a percentage of sales has increased in third quarter 2000 versus 1999, but is still below 1999 year to date. The Company, along with many peers in the restaurant industry, has felt the impacts of low unemployment rates across the country requiring higher market wages to recruit quality employees. Other operating costs have increased in third quarter 2000 compared to third quarter 1999 primarily as a result of increased rental expense. The Company executed a sale-leaseback transaction in June 2000 effecting increased rental expense of approximately $400,000 per quarter. Despite this increase, year to date operating costs have remained constant on fewer revenues. The remodeling of most of the Chart House restaurants in 1999 and 2000 has relieved the Company of significant repair and maintenance expense, which, in turn has been offset by marketing and promotion expenditures. Insurance costs have risen significantly in the third quarter. The Company expects this level of cost to continue for at least the next 12 months.

   The Company has incurred approximately $1,404,000 and $3,233,000 in expenditures during the third quarter and thirty-nine weeks ended September 25, 2000 respectively, relating to the opening of new restaurants. These costs primarily reflect salaries and benefits and training costs for new employees. The Company has opened two Angelo and Maxie's in the third quarter, one additional Angelo & Maxie's to date in the fourth quarter and plans to open one additional Angelo and Maxie's before the end of 2000.

   Selling, general and administrative expenses have increased for both year to date 2000 with year to date 1999 and third quarter 2000 with third quarter 1999. This reflects Company initiatives in 2000 to expand its restaurant base. The increase is primarily salary and related costs incurred to build a corporate infrastructure to promote the new concept and restaurant growth.

   Depreciation and amortization has decreased from 1999 due to the fewer number of restaurants currently under operation. Further, a sale leaseback entered in June 2000 eliminated depreciation for five buildings.

   The Company incurred a $1,900,000 restructuring charge in the third quarter 2000 reflecting exit costs incurred and expected to be incurred for the five remaining restaurants identified for disposal. The restructuring charge includes a write down of assets of $636,000 and an additional restructuring charge of $1,264,000. See Restructuring Charges and Impaired Assets for further details.

   Interest expense has remained consistent for the third quarter 2000 to the third quarter 1999. The interest expense at September 25, 2000 does not reflect $140,000 in interest capitalized. The increase from year to date 2000 versus year to date 1999 primarily reflects debt service on a $15 million term loan secured in April 1999.

   As a result of the foregoing, net income decreased by $4,671,000 from $577,000 for the third quarter of 1999 to a loss of ($4,094,000) for the third quarter of 2000. Net income for the thirty-nine weeks ended September 25, 2000 decreased by $7,654,000 from $2,247,000 in 1999 to a loss of ($5,407,000) in
2000.

 Restructuring Charges and Impaired Assets

   In 1999, the Company recorded a restructuring charge and write-down of assets totaling $4,890,000 in preparation for an expansion plan requiring disposal of eleven Chart House restaurants whose operating results and economics were not conducive to the long-term success of the Company. The charges included:

      Write-down of assets to be disposed........................... $4,286,000
      Severance and other exit costs................................ $  604,000

   Seven of the eleven restaurants were closed within the first six weeks of 2000. Three more locations were closed in June 2000. The Company anticipates operating the remaining restaurant (located in Hawaii) until disposal of the restaurant can be achieved through a sale agreement consistent with the Company's existing lease terms. Of the ten closed restaurants, six restaurant properties have been sold. The other four restaurants' assets remain for sale. It is management's intention to sell these remaining assets during 2000.

   The table below reflects the proportion of the Company's results of operations contributed by the eleven restaurants identified for disposal:

                                                 Q3     Year to    Q3    Year to
                                                 2000  Date 2000  1999  Date 1999
                                                -----  --------- ------ ---------
                                                 in thousands      in thousands
      Revenue:................................. $507    $5,135   $5,328  $15,501
      Net (Loss) Income:....................... $(35)   $  126   $  154  $   402

   Negotiations for sales of the remaining five restaurant properties continue. Due to changes in the real estate market since 1999, management has changed its estimates of fair value less costs to sell. The losses recorded in 1999, when the decision was made to dispose of the assets, were recorded as writedowns in net book value in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The carrying value of the remaining assets held for disposal at September 25, 2000 was approximately $1,123,000, which reflects a write down in net book value of these fixed assets of $636,000. This write down results from a revision in estimate of proceeds to be received less costs to sell, from the original estimate made during the decision to dispose of the assets. The write down of $636,000 made in the third quarter, 2000 was included in the Write Down of Assets and Restructuring Charges on the accompanying Consolidated Statement of Operations.

   The table below reflects the charges to the liability for severance and other exit costs (included in Accrued Liabilities) for the period to date:

      Liability as of December 27, 1999........................... $   604,000
      Payments made for severance and other exit costs............ $(1,495,000)
      Additional Restructuring charge............................. $ 2,006,000
                                                                   -----------
      Liability as of September 25, 2000.......................... $ 1,115,000
                                                                   ===========

   The additional restructuring charge includes a charge of $1,264,000 made during third quarter, 2000 and is reflected in the Write Down of Assets and Restructuring Charges on the accompanying Consolidated Statement of Operations.

   The number of employees terminated through third quarter 2000 as a result of the restaurant closures was 232. The liability remaining at September 25, 2000 will absorb the exit costs and severance payments due 16 restaurant employees working in the restaurant held for disposal.

   The restructuring charge taken in the third quarter 2000 reflects exit costs incurred or expected to be incurred for the remaining properties to be disposed. Exit costs primarily include rent payments and disposal of perishable inventory items. The liability as of September 25, 2000 reflects management's best estimate of future expenses and losses on the restaurant closings and disposals.

Liquidity and Capital Resources

                                   Third     Third
                                   Quarter   Quarter
                                    2000      1999
                                  --------  --------
                                    (in       (in
                                   "000s)    "000s)
      Cash (used in) provided by
       Operating Activities.....  $ (2,345) $  3,992
      Expenditures for Property
       and Equipment............   (20,086)  (12,550)
      Expenditures for
       Acquisitions (Net of Cash
       Acquired)................       --    (10,596)
      Proceeds from Disposition
       of Assets................    17,556     6,700
      Cash used in other
       Investing Activities.....      (193)     (265)
      Cash provided by Financing
       Activities...............     4,991    12,818
                                  --------  --------
        Change in cash..........  $    (77) $     99
                                  ========  ========

   The working capital deficit increased by approximately $3.8 million from $11.6 million in the third quarter of 1999 to $15.4 million in the third quarter of 2000. The majority of this increase is represented by the principal payments of long-term debt becoming current and a decrease in accounts receivable.

   Capital expenditures for the third quarter of 2000 were primarily for the remodeling and enhancements of several Chart House restaurants and the construction of seven new Angelo and Maxie's restaurants scheduled to open throughout the remainder of 2000 and 2001.

   Proceeds received in the third quarter 2000 were used primarily to fund capital expenditures and pre-opening expenses for five new restaurants that have opened or are scheduled to open in third and fourth quarter 2000 and early in 2001.

   Long-term debt consists of borrowings under the Company's Revolving Credit and Term Loan Agreement ("Agreement"). The proceeds of the term loan were received in second quarter 1999. Quarterly principal payments of $750,000 under the term loan portion of the Agreement began with the first payment made on June 30, 2000 and will continue through September 30, 2001. Quarterly principal payments of $1,000,000 will commence with payment due December 31, 2001 and will continue through September 30, 2003. Quarterly principal payments of $1,250,000 will commence with payment due December 31, 2003 and will end with a final principal payment on March 31, 2004.

   The Company was in compliance with all covenants of the Agreement through September 25, 2000, after giving effect to waivers granted in connection with an amendment to the Agreement dated as of November 9, 2000 (the "Amendment"). Pursuant to the Amendment, capital expenditures are limited for the remainder of 2000 and interest rates on outstanding debt will increase if certain leverage ratios are not maintained through the remaining months of 2000.

   During the third quarter of 2000, the Company increased its borrowings under the revolving credit portion of the Agreement by $10,900,000. At September 25, 2000, the Company had outstanding borrowings of $25,150,000 and available credit of $4,400,000 under the Agreement, which represented a significant decrease from the credit available under the Agreement at the end of the second quarter 2000. Pursuant to the Amendment, the Company has no additional access to the revolving line of credit.

   Thus, in order for the Company to meet its liquidity requirements and remain in compliance with financial covenants for the next twelve months, the Company is exploring various options to increase its credit availability or provide other sources of liquidity, including one or more sales of capital stock or issuances of subordinated debt. The Company has had discussions to secure subordinated debt with a related party. No assurances can be given, however, that any such transaction will be consummated, or regarding the terms on which such transactions may be available.

   In conjunction with the 1999 restructuring, the Company intends to dispose of the five remaining restaurant properties during fiscal year 2000. Cash proceeds upon the sale of all remaining properties are estimated at $785,000. Management is actively pursuing reasonable offers on each property; however, no assurance can be given as to the likelihood or timing of such sales or that estimated proceeds will be realized. The Company continues to honor its obligations under the lease agreements for all five properties.

   The Company currently projects total 2000 capital expenditures to be approximately $25 million, however, this amount may vary depending on several factors. These factors include, but are not limited to, the timing of construction activities and compliance with financial covenants under the Agreement. In order to fully implement the remodeling and expansion program, the Company may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or available on terms satisfactory to the Company.

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

                          PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits.

     Exhibit No. 27 Financial Data Schedule (required for electronic filing only).

     Exhibit No. 10.5.2 Second Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of August 2, 2000.

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


                                          Chart House Enterprises, Inc.
                                           (Registrant)

                                                 /s/ Thomas J. Walters
                                          By: _________________________________
                                                     Thomas J. Walters
                                               President and Chief Executive
                                                          Officer

                                                /s/ William M. Sullivan
                                          By: _________________________________
                                                    William M. Sullivan
                                               Executive Vice President and
                                                  Chief Financial Officer

Date: November 9, 2000