Form 10-K
period 2000-12-25
CHART HOUSE ENTERPRISES INC
filed 2001-03-13
CIK 820757

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 25, 2000

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from to

                          COMMISSION FILE NO. 1-9684

                               ----------------

                         CHART HOUSE ENTERPRISES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              33-0147725
     (State or other Jurisdiction                 (I.R.S. Employer
   of Incorporation or Organization              Identification No.)


     640 North LaSalle, Suite 295                       60610
           Chicago, Illinois                         (Zip Code)
    (Address of Principal Executive
               Offices)

       Registrant's telephone number including area code: (312) 266-1100

          Securities registered pursuant to Section 12(b) of the Act:

      Title of Each Class           Name of Each Exchange on Which Registered
      -------------------           -----------------------------------------
      Common Stock, par value $.01
       per share                             New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((s)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 27, 2001 was $14,784,899.

   The number of shares outstanding of common stock as of February 28, 2001 was 11,806,666.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Stockholders for the year ended December 25, 2000 are incorporated by reference into Part I hereof.

   Portions of the Registrant's Proxy Statement for the Annual Meeting to be held May 16, 2001 are incorporated by reference into Part III hereof.

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

Item 1. Business

   As of December 25, 2000, Chart House Enterprises, Inc. and its subsidiaries (the "Company") operated 46 restaurants, consisting of 40 Chart House restaurants, one Peohe's restaurant, and five Angelo and Maxie's steakhouses. The Company was incorporated in Delaware on July 25, 1985. In May 1996, the Company sold its Islands restaurant operations and in October 1998, the Company sold Solana Beach Baking Company, a wholesale bakery operated by the Company. The Angelo and Maxie's steakhouse concept was acquired in April 1999.

Concepts/Operations

   Chart House operations commenced in 1961 with the opening of the first Chart House in Aspen, Colorado by a predecessor of the Company. Chart House restaurants are full-service, casual seafood dinner houses with a menu featuring fresh fish and seafood, as well as steaks, chicken and prime rib. Many of the Chart House restaurants feature an elaborate salad bar where the customer prepares his or her own salad and selects from various appetizers.

   The Company opened its Peohe's restaurant in January 1988 in Coronado, California overlooking San Diego Bay and the San Diego city skyline. Although similar to the Company's Chart House restaurants in many respects, Peohe's opened under a different name in part to minimize confusion and competition with other nearby Chart House restaurants and also to provide Chart House management a suitable vehicle for experimentation and development of different menu items, restaurant design and operating concepts. Peohe's has a more extensive and higher priced menu, higher level of service and greater variety of cooking techniques than the typical Chart House restaurant. In 2000, the restaurant introduced a full service sushi bar.

   In April 1999, the Company acquired the Angelo and Maxie's steakhouse in New York, New York. Unlike typical steakhouses, Angelo and Maxie's offers diners great steak, but serves up oversized portions at reasonable prices, all in a unique setting that's sophisticated, yet energetic, and fun. Angelo and Maxie's is a smoke-friendly establishment, and sells a revolving selection of premium cigars at the restaurant. The acquisition of the concept creates expansion opportunities for the Company.

   The Company places great emphasis upon the location, exterior and interior design of each restaurant. Each restaurant is unique and designed to fit within and complement its surroundings. A significant remodeling program of Chart House restaurants commenced in 1998. By the end of 2000, the Company had spent approximately $21 million renovating 80% of the Chart House concept restaurants over a period of 2 years, $10 million in 1999 and $11 million in 2000. The remodels serve two purposes. First, the Company is investing in the structure of each building to maximize its longevity and ensure long-term existence of the restaurant. Secondly, the image and concept are best reflected in the updated decor chosen for each location. Representative exteriors of Chart House restaurants range from the restored 18th century former office of John Hancock on Boston's Long Wharf, to the modern three-tiered glass restaurant in Philadelphia overlooking the Delaware River, which was remodeled in 1999. With a few exceptions, the Chart House restaurants are freestanding buildings.

   In 2000, the annual revenue for each restaurant currently in operation for all of 2000 ranged from $1.7 million to $10.2 million, with an average annual sales per restaurant of $3.1 million. The average dinner check at Chart House restaurants was approximately $39 per person. The average dinner check at Angelo and Maxie's was approximately $52 per person.

   The Company's business is seasonal in nature with revenues and net income for the second and third quarters greater than in the first and fourth quarters. The operating hours are typically 5:00 p.m. to 11:00 p.m. Some selected restaurants are also open for lunch and/or brunch.

   Alcoholic beverages are available at all locations. The sale of alcoholic beverages accounted for approximately 23% of the revenues generated during each of the past three years.

Operations

   Each restaurant is managed by one general manager and between two and seven assistant managers, depending on the operating characteristics and size of the restaurant. On average, general managers possess approximately five years experience with the Company. Each general manager is required to comply with an extensive operations manual which contains procedures to ensure uniform operations, consistently high quality products and service, and proper accounting for restaurant operations. The general manager and his or her assistants are responsible for training restaurant employees under a training program managed by the Company's Director of Training. Assistant managers generally are required to participate in a comprehensive management development program that emphasizes the Company's operating strategies, procedures, and standards. The aim of this program is to provide each manager with the tools needed to thrive in progressive management assignments.

   The success of each concept relies on the continued involvement of regional Directors of Operations, Vice Presidents of Operations, and the President and Chief Executive Officer of the Company. There are currently seven regional Directors of Operations, each of whom is responsible for five to eight restaurants in a designated region. The regional Directors of Operations report to one of two Vice Presidents of Operations, who report directly to the President and Chief Executive Officer of the Company.

   The involvement of operations management ranges from attracting quality management teams for the restaurants to routine visits to each location enforcing strict adherence to Company strategies, policies and standards of quality.

Expansion Strategy

   The Company's long-term strategies include expanding both the Chart House concept and the Angelo and Maxie's concept. This plan includes opening two Angelo and Maxie's in 2001 (West Palm Beach, Fl., and Reston, Va.). The Company's focus in 2001 will be to maximize its investment in the five new Angelo and Maxie's locations that will exist outside of New York City, where two Angelo and Maxie's restaurants are located. The Company's key priority will be developing brand name recognition in the new marketplaces by executing strong operations and delivering high levels of customer service, supplemented by an aggressive marketing campaign (print, radio) highlighting the Angelo and Maxie's brand name. Based on results achieved at the Angelo and Maxie's locations, the Company will determine the future growth of both Chart House and Angelo and Maxie's based on available resources and its ability to deliver adequate shareholder returns.

   When identifying and developing future restaurant sites, the Company places particular emphasis on a potential site's physical location. Trade area demographics, traffic volume, visibility, and accessibility are all key performance indicators analyzed by management. Sales and profit projections are then prepared to determine whether the economics of investment are sound. The Company accords great importance to the selection of and coordination with the architect to ensure that the proposed restaurant structure fits the Company image. Senior management is involved extensively in each facet of the site selection process.

   The rate at which the Company can successfully achieve these expansion objectives is dependent upon the success of locating acceptable sites, negotiating acceptable lease or purchase terms, obtaining requisite governmental permits and approvals, supervising location construction, recruitment and training of qualified personnel, and access to capital.

Procurement of Food and Supplies

   The Company's ability to maintain consistent quality throughout its system depends in large part upon its ability to acquire food products and related items from reliable sources in accordance with Company specifications. Suppliers are pre-approved by the Company and are required to adhere to strict product specifications to ensure that high quality food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase agreements to stabilize the potentially volatile pricing associated with certain commodities. Management believes that adequate alternative sources of quality food and supplies are readily available.

Employees and Labor Relations

   The Company employs approximately 3,300 persons, of whom approximately 50 are corporate personnel. Approximately 240 are restaurant management personnel and the remainder represent hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and considers its labor relations to be good.

Competition

   In general, the restaurant business is highly competitive and can be affected by competition created by similar concept restaurants in a geographic area, changes in the public's eating habits and preferences, local and national economic conditions affecting consumer spending habits, population trends and traffic patterns. Key success factors in the industry are the quality and value of the food products offered, quality of service, cleanliness, name identification, restaurant location, price and attractiveness of facilities. The Company's strategy is to differentiate itself from its competitors by providing unique, high-quality seafood and meat entrees and delivering friendly and efficient service in a unique setting. Key success factors to the setting are the location, attractive decor, as well as the ambiance created by courteous and professional staff.

Marketing

   The Company has developed an integrated marketing communications program which consists of public relations, advertising (print, direct mail, electronic mail and local radio), promotions and support for our ViewPoints Frequent Dining Program.

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

   The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime and other working conditions. A significant number of the Company's food service personnel are paid at rates related to federal and state minimum wage requirements and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost. There can be no assurance that future legislation covering, among other matters, mandated health insurance and living wage increases, will not be enacted and subsequently have a significant effect on Company profitability.

   The Company believes it is operating in substantial compliance with applicable laws, regulations and administrative practices governing its operations.

Trademarks

   The original "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. The new corporate "Chart House" logo and trademark were registered with the USPTO in August 1997. The "Peohe's" logo and trademark were registered with the USPTO in 1988. The "Angelo and Maxie's Steakhouse" word mark was registered with the USPTO in 1997. The "Angelo & Maxie's Steakhouse" logo was registered with the USPTO in April 2000. Trademarks in connection with "ViewPoints", the Company's new frequent dining program were registered with the USPTO in January 2001. Various marketing slogans and other marks are currently pending with the USPTO.

   The "Chart House" trademark and logo is licensed by the Company to the operator of one Chart House restaurant located in Honolulu, Hawaii.

Executive Officers of the Company

   The following table sets forth certain information about the Executive Officers of the Company. The positions are with Chart House Enterprises, Inc.

      Name          Age                        Positions Held
      ----          ---                        --------------
      Thomas J.
       Walters       42     President and Chief Executive Officer
      William M.     33     Executive Vice President and Chief Financial Officer
       Sullivan

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

   William M. Sullivan was promoted to Executive Vice President and Chief Financial Officer in June 1999. He joined the Company as Vice President-Finance and Controller in March 1998. From June 1995 until March

1998, Mr. Sullivan was the Chief Financial Officer for the mid-west area development group for Boston Chicken, Inc. Prior to June 1995, he held various financial positions with Boston Chicken, Inc. and McDonald's Corporation. Mr. Sullivan is a CPA. Mr. Sullivan resigned his positions effective February 2, 2001.

Item 2. Properties.

   All of the restaurant properties used by the Company are subject to a lease agreement. The Company currently leases 42 Chart House restaurants, three of which are held for disposal; one Peohe's restaurant; and seven Angelo and Maxie's restaurants, two of which are expected to open in 2001. The average remaining lease term (including renewal options) as of December 25, 2000 was 8 years for the Chart House restaurants (including Peohe's) and 10 years for Angelo and Maxie's restaurants.

   Restaurant sizes range from 4,600 to 32,000 square feet with an average of 8,949 square feet. Seating capacities range from 176 to 890 with an average of 287.

   The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. All of the Company's restaurant property leases provide for a minimum annual rent, and most leases require payment of additional rent based on sales volume at the particular location over specified minimum levels. All of the Company's assets are pledged as collateral under the Revolving Credit and Term Loan Agreement, as amended.

   The Company's principal executive offices occupy approximately 13,200 square feet of leased office space in a building located in Chicago, Illinois. This lease expires in June 2003.

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

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholders Matters.

   The information appearing under the caption "Common Stock Information" on page 29 of the Company's Annual Report to Stockholders for the year ended December 25, 2000 (the "Annual Report") is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's net exposure to interest rate risk consists of its Revolving Credit that is benchmarked to the prime rate, and the Term Loan Agreement and Subordinated Promissory Notes that are benchmarked to the LIBOR rate. The impact on the Company's results of operations of a one-point interest rate change on the outstanding debt balance as of December 25, 2000 would be approximately $226,000 in incremental interest expense. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes. The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements or arrangements with vendors. These purchase agreements or arrangements may contain features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price fluctuations are generally short term in nature. These disclosures contain forward-looking statements. Actual results may differ based upon general market conditions.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   Directors. The information appearing under the caption "Election of Directors" on pages 4 and 5 of the Company's Proxy Statement for its Annual Meeting of Stockholders to be held on May 16, 2001 (the "Proxy Statement") is incorporated herein by reference.

   Executive Officers. The information appearing under the caption "Executive Officers of the Company" included on page 5 in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

   Compliance with Section 16(a) of the Exchange Act. The information appearing under the caption "Security Ownership of Management" on pages 13 and 14 of the Proxy Statement is incorporated herein by reference.

Item 11. Executive Compensation.

   The information appearing under the caption "Executive Compensation" commencing on page 7 of the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information appearing under the captions "Security Ownership of Certain Beneficial Owners" on pages 2-4 and "Security Ownership of Management" on pages 13 and 14 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

   The information appearing under the caption "Certain Relationships and Related Transactions" commencing on page 10 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a)(1) Financial Statements:

   Included in Part II of this report are the following financial statements incorporated herein by reference to the following pages of the Annual Report.

                                                                          Page
                                                                          -----
      Consolidated Balance Sheets as of December 25, 2000 and December
       27, 1999..........................................................    14
      Consolidated Statements of Operations for the fiscal years 2000,
       1999, and 1998....................................................    15
      Consolidated Statements of Stockholders' Equity for the fiscal
       years 2000, 1999, and 1998........................................    15
      Consolidated Statements of Cash Flows for the fiscal years 2000,
       1999, and 1998....................................................    16
      Notes to Consolidated Financial Statements......................... 17-26
      Report of Independent Public Accountants...........................    27

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

         (2)   Certificate of Amendment of Restated Certificate of
               Incorporation of the Company.(2)

      3.2      Amended and Restated Bylaws of the Company.(1)

      4.1      Specimen Common Stock Certificate.(2)

      4.2      Section 203 of the Delaware General Corporation Law.(2)

     10.1(1)   Registration Rights Agreement dated November 27, 1985
               among the Company and its stockholders.(1)

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

     10.3      1989 Non-Qualified Stock Option Plan of the Company.(2)

               (a) Form of 1989 Non-Qualified Stock Option Plan
               Agreement.(2)

     10.4      1992 Stock Option Plan.(4)

               (a) Form of 1992 Stock Option Plan Agreement.(4)

     10.5      Chart House Enterprises, Inc. Severance Pay Plan dated
               June 10, 1999.(14)

     10.5.1    First Amendment to Chart House Enterprises, Inc. Severance
               Pay Plan dated as of December 9, 1999.(14)

     10.5.2    Second Amendment to Chart House Enterprises, Inc.
               Severance Pay Plan dated as of August 2, 2000.(13)

     10.6      Stock Purchase and Sale Agreement dated as of March 10,
               1997 among the Company, Chart House Investors, LLC and
               Alpha/ZFT Partnership.(6)

     10.7      Chart House Enterprises, Inc. Amended and Restated
               Standstill Agreement dated October 1, 1997.(7)

     10.7.1    Amended and Restated Standstill Agreement dated March 31,
               1999.(14)

     10.8      1996 Stock Option Plan.(8)

               (a) Form of 1996 Stock Option Plan Agreement.(8)

     10.9      1996 Nonemployee Director Stock Compensation Plan.(8)

     10.9.1    2000 Nonemployee Director Equity Compensation Plan.(11)

     10.10     Corporate Management Bonus Compensation Plan dated January
               1, 1997.(8)

     10.12     1998 Employee Stock Purchase Plan.(9)

     10.13 Asset Purchase Agreement dated September 29, 1998 by and among Crestone Group, L.L.C., Solana Beach Baking Company, and the Company.(10)

     10.14 Stock Purchase Agreement dated October 22, 1998 by and among Inwood Investors Partnership, L.P., the Company,
               Metropolitan Life Insurance Company, Michael C. Jolley,
               Kirby Gorton, and Luther's Acquisition Corp.(10)

     10.15     Revolving Credit and Term Loan Agreement, Dated as of
               April 26, 1999 among the Company, Chart House, Inc.,
               BankBoston, N.A., as Agent, and Bancboston Robertson
               Stephens Inc., as Arranger.(14)

     10.16 Amendment Agreement No. 1 to that certain Revolving Credit and Term Loan Agreement dated as of October 29, 1999.(14)

     10.17 Amendment Agreement No. 2 to that certain Revolving Credit and Term Loan Agreement dated as of December 24, 1999.(14)

     10.17.1 Amendment Agreement No. 9 to that certain Revolving Credit and Term Loan Agreement dated as of December 24, 2000.

     10.18     Sale-Leaseback Agreement dated June 23, 2000 between CH
               Restaurant Property, LLC and Chart House Inc.(12)

     10.19     Master Lease Agreement dated June 23, 2000 between CH
               Restaurant Property, LLC and Chart House, Inc.(12)

     10.20     Amended and Restated Subordinated Promissory Note and
               Guaranty dated February 20, 2001 between Chart House, Inc.
               and EGI Fund (00).

     10.30 Amended and Restated Guaranty dated February 20, 2001 by several subsidiaries of the Company in favor of EGI Fund
               (00) Investors, LLC.

     10.40 Second Amended and Restated Subordination Agreement dated as of February 20, 2001 among Fleet National Bank, EGI-
               Fund (00) Investors, LLC, and Chart House, Inc.

     10.50     Amended and Restated Subordinated Promissory Note and
               Guaranty dated February 20, 2001 between Chart House, Inc.
               and EGI Fund (01).

     10.60 Amended and Restated Guaranty dated February 20, 2001 by several subsidiaries of the Company in favor of EGI Fund
               (01) Investors, LLC.

     10.70     Amended and Restated Subordination Agreement dated as of
               February 20, 2001 among Fleet National Bank, EGI-Fund (01)
               Investors, LLC, and Chart House, Inc.

     13.       Annual Report to Stockholders for the year ended December
               25, 2000.

     21.       Subsidiaries of the Company.

--------
 (1) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
 (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
 (3) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1989.
 (4) Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 1991.
 (5) Filed as an exhibit to Form 10-Q for the quarterly period ended April 1, 1996.
 (6) Filed as an exhibit to Form 10-Q for the quarterly period ended March 31, 1997.
 (7) Filed as Exhibit 2.1 to Amendment No. 4 to a Schedule 13D of Chart House Investors, LLC dated as of October 7, 1997.
 (8) Filed as an exhibit to Form 10-K for the fiscal year ended December 30, 1996.
 (9) Filed as an exhibit to Form S-8 dated December 14, 1998.
(10) Filed as an exhibit to Form 10-K for the fiscal year ended December 28, 1998.
(11) Filed as Exhibit A in the Notice of Annual Meeting of Stockholders to be held May 15, 2000.
(12) Filed as an exhibit to Form 10-Q for the quarterly period ended June 26, 2000.
(13) Filed as an exhibit to Form 10-Q for the quarterly period ended September 25, 2000.
(14) Filed as an exhibit to Form 10-K for the fiscal year ended December 27, 1999.

   (b) Reports on Form 8-K. A report on Form 8-K was filed by the Company on December 18, 2000. Item 5 was reported describing the Company's borrowings pursuant to a note in favor of a related party.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CHART HOUSE ENTERPRISES, INC.

Date: March 12, 2001

                                          By: _________________________________
                                                    Thomas J. Walters
                                              President and Chief Executive
                                                    Officer, Director

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

                NAME                             TITLE                    DATE
                ----                             -----                    ----


                                     President and Chief             March 12, 2001
____________________________________  Executive Officer; Director
         Thomas J. Walters

                                     Director                        March 12, 2001
____________________________________
           Barbara Allen

                                     Director                        March 12, 2001
____________________________________
         Linda Walker Bynoe

                                     Director                        March 12, 2001
____________________________________
    William M. Diefenderfer, III

                                     Director                        March 12, 2001
____________________________________
             Jeff Klein

                                     Director                        March 12, 2001
____________________________________
          Robert McCormack

                                     Director                        March 12, 2001
____________________________________
          Stephen Ottmann

                                     Chairman of the Board,          March 12, 2001
____________________________________  Director
          Samuel Zell
