Form 10-Q
period 2001-03-26
CHART HOUSE ENTERPRISES INC
filed 2001-05-07
CIK 820757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

  [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 26, 2001

  [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from       to

                         Commission File Number 1-9684

                         CHART HOUSE ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                       33-0147725
       (State or other jurisdiction of                        (I.R.S. Employer
       Incorporation or organization)                       Identification No.)

             640 North LaSalle, Suite 295, Chicago, Illinois, 60610 (Address of principal executive offices, including zip code)

                                 (312) 266-1100
              (registrant's telephone number, including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2001:

                   Common Stock ($.01 par value) - 11,809,678

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                       March 26,   December 25,
                        ASSETS                            2001         2000
                        ------                         ----------  ------------
                                                       (Unaudited)
Current Assets:
 Cash and Equivalents................................. $     407     $    383
 Accounts Receivable..................................     2,416        3,764
 Inventories..........................................     2,468        2,401
 Prepaid Expenses and Other Current Assets............       836          888
                                                       ---------     --------
   Total Current Assets...............................     6,127        7,436
                                                       ---------     --------
Equipment and Improvements:
 Equipment............................................    37,354       35,387
 Leasehold Interests & Improvements...................    76,302       71,596
 Construction in Progress.............................     2,300        9,518
                                                       ---------     --------
                                                         115,956      116,501
Less: Accumulated Depreciation and Amortization.......    39,126       39,311
                                                       ---------     --------
   Net Equipment and Improvements.....................    76,830       77,190
                                                       ---------     --------
Leased Property under Capital Leases, Net.............     1,929        1,979
Intangible Assets, Net................................    15,030       15,247
Other Assets, Net.....................................     6,771        6,543
                                                       ---------     --------
   Total Other Assets, Net............................    23,730       23,769
                                                       ---------     --------
                                                       $ 106,687     $108,395
                                                       =========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
 Current Portion of Long-Term Obligations............. $   4,460     $  4,210
 Accounts Payable.....................................    16,724       19,596
 Accrued Liabilities..................................    12,276       12,720
                                                       ---------     --------
   Total Current Liabilities..........................    33,460       36,526
                                                       ---------     --------
Deferred Payments on Acquisition......................        63          250
Long-Term Debt........................................    21,600       20,600
Long-Term Debt to Related Parties.....................     4,677        2,000
Long-Term Obligations under Capital Leases............     3,005        3,058
                                                       ---------     --------
   Total Non-Current Liabilities......................    29,345       25,908
                                                       ---------     --------
Stockholders' Equity:
 Preferred Stock, $1.00 par value, authorized
  10,000,000 shares; none outstanding.................       --           --
 Common Stock, $.01 par value, authorized 30,000,000
  shares; 11,806,666 and 11,775,191 shares
  outstanding in 2001 and 2000, respectively..........       118          118
 Additional Paid-In Capital...........................    61,345       61,276
 Retained Deficit.....................................   (17,581)     (15,433)
                                                       ---------     --------
   Total Stockholders' Equity.........................    43,882       45,961
                                                       ---------     --------
                                                       $ 106,687     $108,395
                                                       =========     ========

   The accompanying notes are an integral part of these consolidated balance sheets.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                              First Quarter   First Quarter
                             Ended March 26, Ended March 27,
                                  2001            2000
                             --------------- ---------------
Revenues....................     $36,268         $32,880
                                 -------         -------
Costs and Expenses:
  Cost of Sales.............      11,533          10,740
  Restaurant Labor..........      10,392           9,513
  Other Operating Costs.....       7,417           5,625
  Rent......................       2,530           1,550
                                 -------         -------
    Total Restaurant Costs..      31,872          27,428
  Selling, General and
   Administrative Expenses..       3,258           3,239
  Depreciation and
   Amortization.............       1,859           1,670
  Pre-opening Costs.........         364             235
  Other (Income) Expense....        (900)            --
  Loss on Disposal of
   Assets...................         687             --
  Interest Expense..........       1,276             545
                                 -------         -------
    Total Costs and
     Expenses...............      38,416          33,117
                                 -------         -------
Loss Before Income Taxes....      (2,148)           (237)
Provision for Income Taxes..         --              --
                                 -------         -------
Net Loss....................     $(2,148)        $  (237)
                                 =======         =======
Net Loss Per Common Share--
 Basic and Diluted..........     $  (.18)        $  (.02)
Weighted Average Shares
 Outstanding................      11,806          11,775


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                  (Unaudited)

                                                    First Quarter First Quarter
                                                     Ended March   Ended March
                                                      26, 2001      27, 2000
                                                    ------------- -------------
Cash Flows from Operating Activities:
Net Loss..........................................     $(2,148)      $  (237)
Adjustments to Reconcile Net Loss to Cash Flows
 from Operating Activities:
  Depreciation and Amortization...................       1,859         1,670
  Amortization of Debt Issuance Costs.............          64            43
  Loss on Disposal of Assets......................         687           --
  Change in Net Current Liabilities...............      (1,016)       (1,350)
                                                       -------       -------
    Cash (Used in) Provided by Operating
     Activities...................................        (554)          126
Cash Flows from Investing Activities:
  Expenditures for Property and Equipment.........      (2,882)       (4,409)
  Additions to Other Assets.......................          (7)          (16)
  Proceeds from Disposition of Assets.............         --          1,526
                                                       -------       -------
    Cash Used in Investing Activities.............      (2,889)       (2,899)
Cash Flows from Financing Activities:
  Debt/Equity Issuance Costs......................        (289)           --
  Principal Payments on Obligations under Capital
   Leases.........................................         (53)          (47)
  Payments under Deferred Acquisition Agreement...        (187)         (187)
  Net Borrowings under Revolving Credit Agreement.       2,000         2,950
  Payments of Long Term Debt......................        (750)          --
  Proceeds of Long Term Debt from Related Parties.       2,677           --
  Proceeds from Issuance of Common Stock..........          69           --
                                                       -------       -------
    Cash Provided by Financing Activities.........       3,467         2,716
                                                       -------       -------
Increase (Decrease) in Cash.......................          24           (57)
Cash, Beginning of Period.........................         383           424
                                                       -------       -------
Cash, End of Period...............................     $   407       $   367
                                                       =======       =======
The Change in Net Current Liabilities is Comprised
 of the Following:
  Decrease in Accounts Receivable.................     $ 1,348       $   462
  (Increase) Decrease in Inventories..............         (67)          220
  Decrease (Increase) in Prepaid Expenses and
   Other Current Assets...........................          52          (426)
  Decrease in Accounts Payable....................      (1,905)         (965)
  Decrease in Accrued Liabilities.................        (444)         (641)
                                                       -------       -------
Change in Net Current Liabilities.................     $(1,016)      $(1,350)
Supplemental Cash Flow Disclosures:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)..........     $   871       $   539
    Income Taxes (Net of Refunds).................     $    49       $   --

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 26, 2001
                                  (Unaudited)

(1) Basis of Presentation

   The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended March 26, 2001 and March 27, 2000 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

   Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 25, 2000.

   Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation.

(2) Asset Dispositions

   In late 1999, the Company committed to an expansion plan of both the Chart House concept and the Angelo and Maxie's concept. This plan included a reorganization of operations and, as a result, eleven restaurants were identified for disposal. By the end of first quarter 2001, ten of the eleven restaurants identified for disposal had ceased operations and three remained held for disposal. Management anticipates disposal of these restaurants in 2001.

   The restaurants identified for disposal in the 1999 plan had revenues of approximately $559,000 and $2,937,000 in the first quarter 2001 and 2000 respectively. Net income contributed by these restaurants was approximately $0 and $262,000 in the first quarter 2001 and 2000 respectively.

   The following table illustrates the amounts paid and charged against the liability for severance, occupancy and other exit costs in 2001.

     Liability at December 25, 2000.................................  1,604,000
     Amounts Paid During First Quarter 2001.........................   (130,000)
                                                                     ----------
     Liability at March 26, 2001.................................... $1,474,000

   The liability at March 26, 2001 includes severance due 21 restaurant employees and is included in Accrued Liabilities in the accompanying consolidated balance sheets.

(3) Pre-opening Costs

   Pre-opening costs include hiring and training of employees for new restaurants and are expensed as incurred. The Company opened one restaurant in the first quarter of 2001 and expects to open a second restaurant in the second quarter of 2001.

(4) Debt Compliance

   The Company is in compliance with all debt covenants as of March 26, 2001.

(5) Contingencies

   The Company is contingently liable, in certain circumstances, for lease obligations of properties previously operated by the Company and subleased to third parties. The Company is not aware of default under any of these agreements.

(6) Seasonality

   The Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

(7) Sale of Ground Lease

   During the first quarter 2001, the Company sold the rights to a ground lease for one restaurant that had been closed for major remodeling. The company received proceeds of $900,000, which is recorded as Other Income in the accompanying Consolidated Statements of Operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

   The following is a comparative analysis of the results of restaurant operations for the quarterly periods ended March 26, 2001 and March 27, 2000. The results of restaurant operations for the first quarter of 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. At March 26, 2001 the Company operated 40 Chart House restaurants, one Peohe's restaurant, and six Angelo and Maxie's steakhouses. Of those restaurants, one restaurant has been designated for closure. Management estimates that the restaurant will be closed in 2001.

   The dollar amounts in the table below are in thousands.

                                            First Quarter      First Quarter
                                           Ended March 26,    Ended March 27,
                                                2001                2000
                                         ------------------- -------------------
                                           Dollars   Percent  Dollars    Percent
                                         ----------- ------- ----------  -------
                                         (unaudited)         (unaudited)
Restaurant Revenues.....................   $36,268    100.0   $32,880     100.0
                                           =======    =====   =======     =====
Restaurant Costs and Expenses:
  Cost of Sales.........................    11,533     31.8    10,740      32.7
  Restaurant Labor......................    10,392     28.7     9,513      28.9
  Other Operating Costs.................     7,417     20.4     5,625      17.1
  Rent..................................     2,530      7.0     1,550       4.7
                                           -------    -----   -------     -----
    Total Restaurant Costs..............    31,872     87.9    27,428      83.4
                                           -------    -----   -------     -----
  Restaurant Operating Income...........   $ 4,396     12.1   $ 5,452      16.6
                                           =======    =====   =======     =====

   Total restaurant revenues for the first quarter increased by $3,388,000 from 2000 to 2001. The table below reflects the impact on total revenues resulting from the opening of seven new restaurants and the strategic decision to dispose of eleven restaurants.

     New Restaurants............................................... $ 6,477,000
     Permanent Closure of Restaurants..............................  (2,210,000)
     Comparable Restaurants (excluding held for disposal)..........    (710,000)
     Restaurant Held for Disposal..................................    (169,000)
                                                                    -----------
       Total.......................................................   3,388,000

   Comparative restaurant revenues for the 38 Chart House restaurants, excluding the restaurant held for disposal, and one Angelo and Maxie's steakhouse that were open for the entire first quarter of each year decreased 2.2%. Management attributes this decline in revenues primarily to unseasonable cold and/or wet weather in March 2001 compared with rather mild weather in March of the 2000 quarter. Adverse weather conditions affect the Company's ability to utilize outdoor seating at a number of its restaurants in addition to reducing customer visits in general.

   Cost of sales as a percentage of restaurant revenues decreased 0.9% in the first quarter of 2001 compared with the first quarter of 2000. This margin improvement was attributable to the continued emphasis on generally lower cost seafood entrees on the Chart House menus. Cost of sales at the Angelo and Maxie's steakhouses is higher as a result of significantly more beef entrees and large portion sizes. Accordingly, the Company anticipates that its cost of sales percentage will increase as relative revenue contribution from the Angelo and Maxie's steakhouse increases. Additionally, profit margins benefited from price increases for select menu items.

   Restaurant labor expense decreased between the 2001 and 2000 periods. This is primarily due to sales leverage in the higher volume restaurants. Other operating costs increased in the 2001 quarter by 3.3% of sales. This increase was primarily comprised of higher insurance, employee benefit, and energy costs.

   Selling, general and administrative expenses in first quarter 2001 have remained comparable to first quarter 2000. Increases in marketing expenditures have been offset by decreases in business travel and salary expense during first quarter 2001 compared with first quarter 2000. Depreciation and amortization has increased from the first quarter of 2000 due to the increased number of operating restaurants in 2001. Preopening expenses in 2001 primarily reflect salaries, benefits and training costs for new employees at two Angelo and Maxie's steakhouses. One of the restaurants opened at the end of the first quarter. The second restaurant is scheduled to open in the second quarter of 2001. No significant preopening expenses are anticipated in the third or fourth quarter of 2001. Interest expense has increased as a result of higher average debt balances, including the issuance of debt to related parties, and higher interest rates.

 Asset Dispositions

   In late 1999, the Company identified eleven restaurants for disposal. By the end of first quarter 2001, ten of the eleven restaurants identified for disposal had ceased operations and three remained held for disposal. Management anticipates disposal of these restaurants in 2001.

   The restaurants identified for disposal in the 1999 plan had revenues of approximately $559,000 and $2,937,000 in the first quarter 2001 and 2000 respectively. Net income contributed by these restaurants was approximately $0 and $262,000 in the first quarter 2001 and 2000, respectively.

   The following table illustrates the amounts paid and charged against the liability for severance, occupancy and other exit costs in 2001.

     Liability at December 25, 2000.................................  1,604,000
     Amounts Paid During First Quarter 2001.........................   (130,000)
                                                                     ----------
     Liability at March 26, 2001.................................... $1,474,000

   The liability at March 26, 2001 includes severance due 21 restaurant employees and is included in Accrued Liabilities in the accompanying consolidated balance sheets.

 Liquidity and Capital Resources

                                                   First Quarter First Quarter
                                                       2001          2000
                                                   ------------- -------------
                                                    (in "000s)     (in "000s)
     Cash provided by (used in) Operating
      Activities..................................    $  (554)      $   126
     Expenditures for Property and Equipment......     (2,882)       (4,409)
     Proceeds from Disposition of Assets..........         --         1,526
     Cash used in other Investing Activities......         (7)          (16)
     Cash provided by Financing Activities........      3,467         2,716
                                                      -------       -------
       Change in cash.............................    $    24       $   (57)
                                                      =======       =======

   Long-term debt consists of borrowings under the Company's Revolving Credit and Term Loan Agreement (the "Agreement") and subordinated borrowings from related parties (the "Notes"). Quarterly principal payments of $750,000 under the term loan portion of the Agreement will continue through the third quarter of 2001, followed by quarterly payments of $1,000,000 through the third quarter of 2003 and quarterly payments thereafter of $1,250,000 until March 31, 2004. During the first quarter of 2001, the Company increased its borrowings under the revolving credit portion of the Agreement by $2,000,000 and increased its borrowings under the Notes by $2,677,000. Proceeds were used to pay down outstanding liabilities to construction vendors. At March 26, 2001, the Company had outstanding borrowings of $13,100,000 under the Agreement and approximately $2,500,000 in available credit. Borrowings under the Notes were $4,677,000 at March 26, 2001 with approximately $2,400,000 in available credit. The Company was in compliance with all covenants of the Agreement through March 26, 2001. Non-compliance could result in an acceleration of amounts due, which would significantly and negatively impact our financial condition and operating results.

   Capital expenditures for the first quarter of 2001 were primarily for the construction of two new Angelo and Maxie's steakhouses. Capital expenditures for each of the remaining three quarters of 2001 are expected to decrease and support ongoing improvements and refurbishing of existing restaurants.

   The Company received $900,000 in proceeds during first quarter 2001 upon the sale of a ground lease from a previously operated restaurant. These proceeds were used to fund operating activities.

   The Company has scheduled a rights offering for the second quarter of 2001. Net proceeds upon closing of this offering are expected to be approximately $7.4 million. The terms of the offering provide for a standby purchaser to purchase all unissued rights. The proceeds of the rights offering will be used primarily to pay outstanding liabilities to construction vendors as well as to pay down borrowings under the Notes and other expenses.

   The working capital deficit decreased from $29.1 million at the end of the 2000 fiscal year to $27.3 million at the end of the first quarter 2001. In the opinion of management, cash flows from operations, availability under the Agreement, availability under the Notes, and proceeds from the rights offering will be sufficient to fund working capital obligations as they come due and regular capital expenditure commitments for the next twelve months. The Company may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or that it will be available on terms satisfactory to the Company.

 Earnings (Loss) Per Share

   During the second quarter of 2001 the Company anticipates completion of a rights offering through which it will issue approximately 3.8 million shares of a convertible preferred stock. See the Company's annual report on Form 10-K for further discussion. The preferred shares are expected to have a beneficial conversion feature. Any common shares issued as a result of conversion and dividends paid to preferred shareholders will have a dilutive effect on earnings per share calculations in the future.

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

                           PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

   (b) Reports on Form 8-K.

     The Company filed with the SEC a report on Form 8-K dated February 23, 2001. The Company reported it had secured additional subordinated financing and that it is entering into agreements providing for a rights offering to the Company's existing stockholders.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Chart House Enterprises, Inc.
                                           (Registrant)

                                                   /s/ Thomas J. Walters
                                          By: _________________________________
                                                     Thomas J. Walters
                                                  Chief Executive Officer

Date: May 7, 2001

                                                   /s/ Kenneth R. Posner
                                          By: _________________________________
                                                     Kenneth R. Posner
                                               President and Chief Financial
                                                          Officer

Date: May 7, 2001