Form 10-K/A
period 2000-12-25
CHART HOUSE ENTERPRISES INC
filed 2001-05-15
CIK 820757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               Amendment No. 1 to

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

   The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 25, 2000 in the following manner:

     (i) amending and restating the selected financial data for the Company and its subsidiaries, which appears on page 12 of the Annual Report to Stockholders and is incorporated by reference in the Annual Report on Form 10-K;

     (ii) replacing the signature page; and

     (iii) replacing the cover page for Exhibit 13.

   The Annual Report on Form 10-K, as amended, is attached in its entirety as
Exhibit 99.1.

                                 Exhibit Index

 Exhibit
   No.                                 Description
 -------                               -----------
  99.1   Annual Report on Form 10-K for the fiscal year ended December 25, 2000

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Chart House Enterprises, Inc.

                                                   /s/ Thomas J. Walters
Date: May 14, 2001                        By: _________________________________
                                                     Thomas J. Walters
                                             Chief Executive Officer, Director