Form 10-Q
period 2001-06-25
CHART HOUSE ENTERPRISES INC
filed 2001-08-09
CIK 820757

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

                 For the quarterly period ended June 25, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2001:

                  Common Stock ($.01 par value) - 11,817,585

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (In Thousands, Except Share Data)

                                                         June 25,   December 25,
                        ASSETS                             2001         2000
                        ------                          ----------- ------------
                                                        (Unaudited)
Current Assets:
  Cash and Equivalents................................   $    226     $    383
  Accounts Receivable.................................      2,551        3,764
  Inventories.........................................      2,472        2,401
  Prepaid Expenses and Other Current Assets...........        427          888
                                                         --------     --------
   Total Current Assets...............................      5,676        7,436
                                                         --------     --------
Equipment and Improvements:
  Equipment...........................................     37,731       35,387
  Leasehold Interests & Improvements..................     78,777       71,596
  Construction in Progress............................         75        9,518
                                                         --------     --------
                                                          116,583      116,501
Less: Accumulated Depreciation and Amortization.......     40,791       39,311
                                                         --------     --------
   Net Equipment and Improvements.....................     75,792       77,190
                                                         --------     --------
Leased Property under Capital Leases, Net.............      1,879        1,979
Intangible Assets, Net................................     14,817       15,247
Other Assets, Net.....................................      6,537        6,543
                                                         --------     --------
   Total Other Assets, Net............................     23,233       23,769
                                                         --------     --------
                                                         $104,701     $108,395
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
  Current Portion of Long-Term Obligations............   $  3,974     $  4,210
  Accounts Payable....................................     17,399       19,596
  Accrued Liabilities.................................     12,812       12,720
                                                         --------     --------
   Total Current Liabilities..........................     34,185       36,526
                                                         --------     --------
Deferred Payments on Acquisition......................        --           250
Long-Term Debt........................................     13,700       20,600
Long-Term Debt to Related Parties.....................      5,000        2,000
Long-Term Obligations under Capital Leases............      2,953        3,058
                                                         --------     --------
   Total Non-Current Liabilities......................     21,653       25,908
                                                         --------     --------
Stockholders' Equity:
  Preferred Stock, $1.00 par value, authorized
   10,000,000 shares; 3,777,778 shares outstanding in
   2001...............................................      3,778          --
  Common Stock, $.01 par value, authorized 30,000,000
   shares; 11,812,690 and 11,795,529 shares
   outstanding in 2001 and 2000, respectively.........        118          118
  Additional Paid-In Capital..........................     64,915       61,276
  Retained Deficit....................................    (19,948)     (15,433)
                                                         --------     --------
   Total Stockholders' Equity.........................     48,863       45,961
                                                         --------     --------
                                                         $104,701     $108,395
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

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                        Thirteen  Thirteen  Twenty-Six Twenty-Six
                                         Weeks     Weeks      Weeks      Weeks
                                         Ended     Ended      Ended      Ended
                                        June 25,  June 26,   June 25,   June 26,
                                          2001      2000       2001       2000
                                        --------  --------  ---------- ----------
Revenues............................... $39,988   $35,792    $76,256    $68,672
                                        -------   -------    -------    -------
Costs and Expenses:
  Cost of Sales........................  12,616    12,034     24,149     22,774
  Restaurant Labor.....................  11,155     9,712     21,547     19,222
  Other Operating Costs................   8,353     6,319     15,770     11,944
  Rent.................................   2,660     1,685      5,190      3,235
                                        -------   -------    -------    -------
    Total Restaurant Costs.............  34,784    29,750     66,656     57,175
  Selling, General and Administrative
   Expenses............................   3,987     2,929      7,245      6,168
  Depreciation and Amortization........   1,982     1,612      3,841      3,282
  Pre-opening Costs....................     233     1,593        597      1,829
  Other (Income) Expense...............     --        --        (900)       --
  Write Down of Assets and
   Restructuring and Unusual Charges...     --        460        --         460
  (Gain) Loss on Sales of Assets.......     --       (141)       687       (141)
  Interest Expense.....................   1,369       667      2,645      1,212
                                        -------   -------    -------    -------
    Total Costs and Expenses...........  42,355    36,870     80,771     69,985
                                        -------   -------    -------    -------
Loss Before Income Taxes...............  (2,367)   (1,078)    (4,515)    (1,313)
Income Taxes...........................     --        --         --         --
                                        -------   -------    -------    -------
Net Loss............................... $(2,367)  $(1,078)   $(4,515)   $(1,313)
                                        =======   =======    =======    =======
Net Loss Per Common Share--Basic and
 Diluted............................... $  (.20)  $  (.09)   $  (.38)   $  (.11)
                                        =======   =======    =======    =======
Weighted Average Shares Outstanding....  11,811    11,786     11,809     11,781
                                        =======   =======    =======    =======


 The accompanying notes are an integral part of these consolidated statements.

                 CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In Thousands)
                                  (Unaudited)

                                                         Twenty-Six Twenty-Six
                                                           Weeks      Weeks
                                                         Ended June Ended June
                                                          25, 2001   26, 2000
                                                         ---------- ----------
Cash Flows from Operating Activities:
Net Loss................................................  $(4,515)   $(1,313)
Adjustments to Reconcile Net Loss to Cash Flows from
 Operating Activities:
  Depreciation and Amortization.........................    3,841      3,282
  Amortization of Debt Issuance Costs...................      126         66
  Common Stock Issued in Lieu of Compensation...........       20        --
  Loss (Gain) on Disposal of Assets.....................      687       (141)
  Change in Net Current Liabilities.....................    1,260     (2,976)
                                                          -------    -------
    Cash Provided by (Used In) Operating Activities.....    1,419     (1,082)
Cash Flows from Investing Activities:
  Expenditures for Property and Equipment...............   (4,062)   (10,729)
  Additions to Other Assets.............................      (24)      (169)
  Proceeds from Disposition of Assets...................      --      17,381
                                                          -------    -------
    Cash (Used in) Provided by Investing Activities.....   (4,086)     6,483
Cash Flows from Financing Activities:
  Debt/Equity Issuance Costs............................   (1,326)       (25)
  Principal Payments on Long-Term Obligations under
   Capital Leases.......................................     (105)      (100)
  Payments under Deferred Acquisition Agreement.........     (374)      (374)
  Net Payments under Revolving Credit Agreement.........   (4,900)    (4,950)
  Payments of Long-Term Debt............................   (2,250)       --
  Net Proceeds of Long-Term Debt from Related Parties...    3,000        --
  Proceeds from Issuance of Preferred Stock.............    8,396        --
  Proceeds from Issuance of Common Stock................       69        --
                                                          -------    -------
    Cash Provided by (Used in) Financing Activities.....    2,510     (5,449)
                                                          -------    -------
Decrease in Cash........................................     (157)       (48)
Cash, Beginning of Period...............................      383        424
                                                          -------    -------
Cash, End of Period.....................................  $   226    $   376
                                                          =======    =======
The Change in Net Current Liabilities is Comprised of
 the Following:
  Decrease in Accounts Receivable.......................  $ 1,317    $   237
  (Increase) Decrease in Inventories....................      (71)       325
  Decrease (Increase) in Prepaid Expenses and Other
   Current Assets.......................................      461       (210)
  Decrease in Accounts Payable..........................     (677)    (1,984)
  Increase (Decrease) in Accrued Liabilities............      230     (1,344)
                                                          -------    -------
Change in Net Current Liabilities.......................  $ 1,260    $(2,976)
Supplemental Cash Flow Disclosures:
  Cash Paid During the Period for:
    Interest (Net of Amount Capitalized)................  $ 2,117    $   412
    Income Taxes (Net of Refunds).......................  $    64    $     7

 The accompanying notes are an integral part of these consolidated statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 June 25, 2001
                                  (Unaudited)

(1) BASIS OF PRESENTATION

   The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended June 25, 2001 and June 26, 2000 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

   Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 25, 2000, as amended.

   Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2001 presentation.

(2)ASSET DISPOSITIONS

   In late 1999, the Company identified eleven restaurants for disposal. Ten of the eleven restaurants identified for disposal have ceased operations and two remain held for disposal at the end of second quarter 2001. The assets of the closed restaurant held for disposal at the end of second quarter 2001 were sold in third quarter 2001. Management anticipates disposal of the remaining restaurant held for disposal within 2001.

   The table below reflects the proportion of the Company's results of operations contributed by the eleven restaurants identified for disposal (in thousands):

                                Year           Year
                                 to             to
                           Q2   Date    Q2     Date
                          2001  2001   2000    2000
                          ---- ------ ------  ------
      Revenue:            $448 $1,007 $1,690  $4,629
      Net (Loss) Income:  $--  $  --  $ (101) $  161

   The following table illustrates the amounts paid and charged against the liability for severance, occupancy and other exit costs in 2001.

      Liability at December 25, 2000................................  1,604,000
      Amounts Paid During 2001......................................   (652,000)
                                                                     ----------
      Liability at June 25, 2001.................................... $  952,000

   The liability at June 25, 2001 is included in Accrued Liabilities in the accompanying consolidated balance sheets.

(3) PRE-OPENING COSTS

   Pre-opening costs include hiring and training of employees for new restaurants and are expensed as incurred. The Company opened one restaurant in first quarter 2001 and one restaurant in second quarter 2001. No pre-opening expenses are anticipated in third or fourth quarter 2001.

(4) DEBT COMPLIANCE

   The Company was in compliance with all debt covenants as of June 25, 2001 after giving effect to waivers granted in connection with an amendment to the Revolving Credit and Term Loan Agreement ("the Agreement") dated as of August 9, 2001 ("the Amendment"). The Amendment provides for revised financial covenants covering the Company's leverage and debt service ratios and minimum EBITDA.

(5) PREFERRED STOCK

   In June 2001, the Company issued, pursuant to a rights offering, 3,777,778 shares of $1 par value Series A Preferred Stock. Dividends are payable at the rate of $0.225 per share per annum, accrue from the date of issuance and are cumulative. The Agreement currently restricts the payment of cash dividends. The terms of the Series A Preferred Stock provide that, to the extent that dividends may not be paid in cash, they are to be paid with additional shares of preferred stock. The shares are convertible into shares of common stock on a one-for-one basis, subject to adjustment in certain circumstances. The Company may, under certain circumstances, redeem the preferred shares after June 22, 2002 at redemption prices that increase each year. The initial redemption price is 150% of the original issuance price.

(6) CONTINGENCIES

   The Company is contingently liable, in certain circumstances, for lease and debt obligations of properties previously operated by the Company. The Company is not aware of default under any of these obligations. The Company may be contingently liable for leases on undeveloped property.

(7) SEASONALITY

   The Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

(8) SALE OF GROUND LEASE

   During the first quarter 2001, the Company sold the rights to a ground lease for one restaurant that had been closed for major remodeling. The company received proceeds of $900,000, which is recorded as Other Income in the accompanying Consolidated Statements of Operations.

(9) NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The adoption of this statement will have no impact on the Company's financial statements for the quarter ended June 25, 2001.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that, upon adoption, the Company discontinue amortization of goodwill. In addition, the requirements include assessing goodwill for impairment at least once per fiscal year. Impairment losses will be reported as operating expenses. The Company will adopt the provisions of this statement at the end of the current fiscal year. Future financial statements, post adoption, will reflect results of operations without goodwill amortization expense as well as possible impairment charges. The extent of these impacts is not readily determinable.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Results of Operations

   The following is a comparative analysis of the results of restaurant operations for the quarterly and six-month periods ended June 25, 2001 and June 26, 2000. The results of restaurant operations for the first six months of 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. At June 25, 2001 the Company operated 40 Chart House restaurants, one Peohe's restaurant, and seven Angelo and Maxie's steakhouses. The Company ceased operating one Chart House restaurant in July 2001.

   The dollar amounts in the table below are in thousands.

                                                                           Twenty-Six
                         Thirteen Weeks  Thirteen Weeks    Twenty-Six         Weeks
                         Ended June 25,  Ended June 26,    Weeks Ended   Ended June 26,
                              2001            2000        June 25, 2001       2000
                         --------------- --------------- --------------- ---------------
                         Dollars Percent Dollars Percent Dollars Percent Dollars Percent
                         ------- ------- ------- ------- ------- ------- ------- -------
                                   (Unaudited)                     (Unaudited)
Restaurant Revenues..... $39,988  100.0  $35,792  100.0  $76,256  100.0  $68,672  100.0
Restaurant Costs and
 Expenses:
  Cost of Sales.........  12,616   31.5   12,034   33.6   24,149   31.7   22,774   33.1
  Restaurant Labor......  11,155   27.9    9,712   27.1   21,547   28.3   19,222   28.0
  Other Operating Costs.   8,353   20.9    6,319   17.7   15,770   20.7   11,944   17.4
  Rent..................   2,660    6.7    1,685    4.7    5,190    6.8    3,235    4.7
                         -------  -----  -------  -----  -------  -----  -------  -----
    Total Restaurant
     Costs..............  34,784   87.0   29,750   83.1   66,656   87.4   57,175   83.3
                         -------  -----  -------  -----  -------  -----  -------  -----
Restaurant Operating
 Income................. $ 5,204   13.0  $ 6,042   16.9  $ 9,600   12.6  $11,497   16.7
                         =======  =====  =======  =====  =======  =====  =======  =====

   Total restaurant revenues for the quarter and year-to-date periods increased by $4,196,000 or 11.7%, and $7,584,000 or 11.0%, respectively, from 2000 to 2001.

   Comparative restaurant revenues for the 38 Chart House restaurants, excluding the restaurant held for disposal, and one Angelo and Maxie's steakhouse that were open for the entire six months of each year decreased 3.6% for the quarter and 3.0% year-to-date. Management attributes this decline in revenues primarily to unseasonable cold and/or wet weather in spring 2001 compared with rather mild weather in spring 2000. Adverse weather conditions affect the Company's ability to utilize outdoor seating at a number of its restaurants in addition to reducing customer visits in general. Additionally, management believes the corporate community, a significant component of upscale restaurant revenues, has altered its travel and entertainment options in response to the current economic slowdown. Management expects that continued economic weakness will challenge its ability to reverse the current revenue trend; however, management is exploring strategies to stimulate revenue growth.

   Cost of sales as a percentage of restaurant revenues decreased 2.1% in the second quarter 2001 compared with the second quarter 2000; year to date savings reflect a 1.5% decrease in cost of sales as a percentage of restaurant revenues. This margin improvement was attributable to the continued emphasis on generally lower cost seafood entrees on the Chart House menus. Additionally, profit margins benefited from price increases for select menu items. Cost of sales at the Angelo and Maxie's steakhouses is higher as a result of significantly more beef entrees and large portion sizes. Accordingly, the Company anticipates that its cost of sales percentage will increase as relative revenue contribution from the Angelo and Maxie's steakhouse increases. Part of this increase will be mitigated by contractual arrangements with vendors limiting the effect of inflation on the Company's food costs.

   Restaurant labor expense as a percentage of restaurant revenues has increased between the 2001 and 2000 periods. This is primarily due to the effect of fixed labor costs on sales at restaurants operating at less than anticipated capacity. Other operating costs as a percentage of revenues increased in second quarter 2001 vs. second quarter 2000 by more than 3% of revenues. This increase was primarily comprised of higher marketing, employee benefit, and energy costs. Rent expense increased as a result of a sale leaseback entered into in June 2000, whereby previously fee-owned properties are currently leased. In addition, newer restaurants' rent structures reflect higher fixed costs on lower volume during the restaurants' initial period of operations.

   Selling, general and administrative expenses in second quarter 2001 reflect an insurance charge of $950,000 related to a change in the Company's estimate of insurance liabilities. Depreciation and amortization has increased in 2001 due to the increased number of operating restaurants. Pre-opening expenses in 2001 primarily reflect salaries, benefits and training costs for new employees at two Angelo and Maxie's steakhouses. One of the restaurants opened in first quarter 2001. The second restaurant opened in second quarter 2001. No significant pre-opening expenses are anticipated in third or fourth quarter 2001. Interest expense has increased as a result of higher average debt balances, including the issuance of debt to related parties, and higher interest rates.

 Asset Dispositions

   In late 1999, the Company identified eleven restaurants for disposal. Ten of the eleven restaurants identified for disposal have ceased operations and two remain held for disposal at the end of second quarter 2001. The assets of the closed restaurant held for disposal at the end of second quarter 2001 were sold in third quarter 2001. Management anticipates disposal of the remaining restaurant held for disposal within 2001.

   The table below reflects the proportion of the Company's results of operations contributed by the eleven restaurants identified for disposal (in thousands):

                                Year           Year
                                 to             to
                           Q2   Date    Q2     Date
                          2001  2001   2000    2000
                          ---- ------ ------  ------
      Revenue:            $448 $1,007 $1,690  $4,633
      Net (Loss) Income:  $--  $  --  $ (101) $  161

   The following table illustrates the amounts paid and charged against the liability for severance, occupancy and other exit costs in 2001.

      Liability at December 25, 2000................................  1,604,000
      Amounts Paid During 2001......................................   (652,000)
                                                                     ----------
      Liability at June 25, 2001.................................... $  952,000

   The liability at June 25, 2001 is included in Accrued Liabilities in the accompanying consolidated balance sheets.

 Liquidity and Capital Resources

                                             Twenty-Six Weeks Twenty-Six Weeks
                                              Ended June 25,   Ended June 26,
                                             2001 (in "000s)  2000 (in "000s)
                                             ---------------- ----------------
      Cash provided by (used in) Operating
       Activities...........................     $ 1,419          $ (1,082)
      Expenditures for Property and
       Equipment............................      (4,062)          (10,729)
      Proceeds from Disposition of Assets...         --             17,381
      Cash used in other Investing
       Activities...........................         (24)             (169)
      Cash provided by (used in) Financing
       Activities...........................       2,510            (5,449)
                                                 -------          --------
        Change in cash......................     $  (157)         $    (48)
                                                 =======          ========

   Long-term debt consists of borrowings under the Company's Revolving Credit and Term Loan Agreement (the "Agreement") and subordinated borrowings from related parties (the "Notes"). Quarterly principal payments of $750,000 under the term loan portion of the Agreement will continue through third quarter 2001, followed by quarterly payments of $1,000,000 through third quarter 2003 and quarterly payments thereafter of $1,250,000 until March 31, 2004. During second quarter 2001, the Company decreased its borrowings under the revolving credit portion of the Agreement by $6,900,000 and increased its borrowings under the Notes by $323,000. At June 25, 2001, the Company had outstanding borrowings of $6,200,000 under the Revolving Credit portion of the Agreement and approximately $9,400,000 in available credit. Borrowings under the Notes were $5,000,000 at June 25, 2001. The Company was in compliance with all debt covenants as of June 25, 2001 after giving effect to waivers granted in connection with an amendment to the Agreement dated as of August 9, 2001 ("the Amendment"). The Amendment provides for revised financial covenants covering the Company's leverage and debt service ratios and minimum EBITDA. Non-compliance could result in an acceleration of amounts due, which would significantly and negatively impact our financial condition and operating results.

   Capital expenditures during 2001 were primarily for the construction of two new Angelo and Maxie's steakhouses. Capital expenditures for the remainder of 2001 are expected to decrease and support ongoing improvements and refurbishing of existing restaurants.

   The Company received $900,000 in proceeds during first quarter 2001 upon the sale of a ground lease from a previously operated restaurant. These proceeds were used to fund operating activities.

   The Company issued approximately 3.8 million shares of convertible preferred stock through a rights offering during second quarter 2001. Net proceeds upon closing of the issuance were approximately $7.4 million. The proceeds of the rights offering were used to pay down borrowings under the Notes and other expenses. Remaining proceeds will be used primarily to pay outstanding liabilities to construction vendors.

   The working capital deficit decreased by approximately $600,000 to $28.5 million during 2001. Included in the deficit are $6.1 million of deferred credits that will not require the outlay of cash to discharge. In the opinion of management, cash flows from operations and availability under the Agreement will be sufficient to fund working capital obligations as they come due and regular capital expenditure commitments for the next twelve months. The Company may require alternative sources of long-term financing. However, no assurance can be given that such financing will be available or that it will be available on terms satisfactory to the Company.

 Earnings (Loss) Per Share

   The Company completed the issuance of approximately 3.8 million shares of convertible preferred stock at the end of second quarter 2001. There have not been any conversions to common stock or dividends paid. Consequently, there was no impact on earnings per share for the quarter. Dividends paid on preferred stock and any common shares issued upon conversion will have a dilutive impact on earnings per share in the future.

 Seasonality

   Historically, the Company's business is seasonal in nature with revenues and net income for the second and third quarters being greater than in the first and fourth quarters.

 Other Information

   Certain of the statements contained in this report may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include financial projections, estimates and statements regarding plans, objectives and expectations of the Company and its management. Examples of certain forward-looking statements are the Company's intentions and abilities to dispose of assets, the intentions and abilities to increase or decrease outstanding borrowings, the intentions and abilities to control or mitigate changes in any operating costs, and the intentions and abilities to maintain current levels of comparable restaurant revenues or operating results. Although the Company believes that the expectations reflected in all such forward-looking statements are based upon reasonable assumptions, it can give no assurance that its expectations will be achieved. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Some of the known and unknown risks, uncertainties and other factors referred to above include, but are not limited to, the following: changes in customer demand due to economic factors, competitive factors, pricing pressures, availability of employees, changes in demographic trends, the ability to open new restaurants successfully and to successfully integrate any acquired businesses, litigation involving employment, liability and other issues, weather and other acts of God.

                          PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

   The Annual Meeting of Stockholders of Chart House Enterprises, Inc. was held on May 16, 2001. Proxies for the meeting were solicited pursuant to
Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of electing directors.

There was no solicitation in opposition to management's nominees for directors.

   At the meeting, eight directors were elected.

   The tables below summarize the results of the stockholder vote:

                                                            Number   Percentage
                                                          ---------- ----------
      Shares Outstanding and Entitled to Vote............ 11,806,666   100.0%
      Shares Represented in Person or by Proxy at
       Meeting...........................................  7,549,773    63.9%
      Shares Not Voted at Meeting........................  4,256,893    36.1%

                                                                 Votes    Votes
                                                                  For    Against
                                                               --------- -------
      Proposal I (Election of Directors):
      Breakdown of votes cast for each nominee:
      Barbara R. Allen........................................ 7,292,148 257,625
      Linda Walker Bynoe...................................... 7,254,714 295,059
      William M. Diefenderfer III............................. 7,254,764 295,009
      Jeffery D. Klein........................................ 7,254,314 295,459
      Robert A. McCormack..................................... 7,254,244 295,529
      Stephen Ottmann......................................... 7,254,644 295,129
      Thomas J. Walters....................................... 7,248,420 301,353
      Samuel Zell............................................. 7,254,264 295,509

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

     Ex. 3.1 (1) Restated Certificate of Incorporation of the Company, as amended. (1)

     (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

    Ex. 3.2 Amended and Restated Bylaws of the Company. (1)

    Ex. 3.3 Certificate of Designations of the Series A Preferred Stock. (3)

    Ex. 4.1 Specimen Common Stock Certificate. (2)

    Ex. 4.2 Specimen Series A Preferred Stock Certificate. (3)

    (1) Filed as an exhibit to the Company's Registration Statements on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).

    (2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).

    (3) Filed as an exhibit to the Company's Registration Statement on Form S-2 dated March 27, 2001 or amendments thereto dated May 15, 2001, May 25, 2001 and May 31, 2001 (Registration No. 333-57674).

  (b) Reports on Form 8-K. No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Chart House Enterprises, Inc.
                                           (Registrant)

                                                   /s/ Thomas J. Walters
Date: August 9, 2001                      By: _________________________________
                                                     Thomas J. Walters
                                                  Chief Executive Officer

                                                   /s/ Kenneth R. Posner
Date: August 9, 2001                      By: _________________________________
                                                     Kenneth R. Posner
                                               President and Chief Financial
                                                          Officer