Form 10-Q
period 2001-09-24
CHART HOUSE ENTERPRISES INC
filed 2001-11-08
CIK 820757

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the quarterly period ended September 24, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from       to

                         Commission File Number 1-9684

                               -----------------

                         CHART HOUSE ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                 33-0147725
                   (State or other          (I.R.S. Employer
                   jurisdiction of
                  Incorporation or         Identification No.)
                    organization)

            640 North LaSalle, Suite 295, Chicago, Illinois, 60610 (Address of principal executive offices, including zip code)

                                (312) 266-1100
             (registrant's telephone number, including area code)

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2001:

                  Common Stock ($.01 par value) - 11,830,793

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                September 24, December 25,
                                                    2001          2000
                                                ------------- ------------
                                                 (Unaudited)
ASSETS
Current Assets:
   Cash and Equivalents........................   $    216      $    383
   Accounts Receivable.........................      1,838         3,764
   Inventories.................................      2,321         2,401
   Prepaid Expenses and Other Current Assets...        287           888
                                                  --------      --------
       Total Current Assets....................      4,662         7,436
                                                  --------      --------
Equipment and Improvements:
   Equipment...................................     36,468        35,387
   Leasehold Interests & Improvements..........     74,300        71,596
   Construction in Progress....................        347         9,518
                                                  --------      --------
                                                   111,115       116,501
Less: Accumulated Depreciation and Amortization     42,192        39,311
                                                  --------      --------
       Net Equipment and Improvements..........     68,923        77,190
                                                  --------      --------
Leased Property under Capital Leases, Net......      1,829         1,979
Intangible Assets, Net.........................     14,598        15,247
Other Assets, Net..............................        360         6,543
                                                  --------      --------
Total Other Assets, Net........................     16,787        23,769
                                                  --------      --------
                                                  $ 90,372      $108,395
                                                  ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Share Data)

                                                                                 September 24, December 25,
                                                                                     2001          2000
                                                                                 ------------- ------------
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current Portion of Long-Term Obligations.....................................   $ 24,974      $  4,210
   Accounts Payable.............................................................     10,758        19,596
   Accrued Liabilities..........................................................     12,237        12,720
                                                                                   --------      --------
       Total Current Liabilities................................................     47,969        36,526
                                                                                   --------      --------
Deferred Payments on Acquisition................................................         --           250
Long-Term Debt..................................................................         --        20,600
Long-Term Debt to Related Parties...............................................      5,072         2,000
Long-Term Obligations under Capital Leases......................................      2,900         3,058
                                                                                   --------      --------
       Total Non-Current Liabilities............................................      7,972        25,908
                                                                                   --------      --------
Stockholders' Equity:
Preferred Stock, $1.00 par value, authorized 10,000,000 shares; 3,777,778 shares
  outstanding in 2001...........................................................      3,778            --
Common Stock, $.01 par value, authorized 30,000,000 shares; 11,830,793 and
  11,795,529 shares outstanding in 2001 and 2000, respectively..................        118           118
Additional Paid-In Capital......................................................     64,965        61,276
Retained Deficit................................................................    (34,430)      (15,433)
                                                                                   --------      --------
       Total Stockholders' Equity...............................................     34,431        45,961
                                                                                   --------      --------
                                                                                   $ 90,372      $108,395
                                                                                   ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In Thousands, Except Per Share Data)
                                  (Unaudited)

                                                    Thirteen      Thirteen     Thirty-Nine   Thirty-Nine
                                                   Weeks Ended   Weeks Ended   Weeks Ended   Weeks Ended
                                                  September 24, September 25, September 24, September 25,
                                                      2001          2000          2001          2000
                                                  ------------- ------------- ------------- -------------
Revenues.........................................   $ 37,070       $37,079      $113,327      $105,751
                                                    --------       -------      --------      --------
Costs and Expenses:
   Cost of Sales.................................     11,808        12,054        35,957        34,828
   Restaurant Labor..............................     10,893        11,187        32,440        30,409
   Other Operating Costs.........................      8,590         7,015        25,610        18,959
   Rent..........................................      2,543         2,237         7,733         5,472
                                                    --------       -------      --------      --------
       Total Restaurant Costs....................     33,834        32,493       101,740        89,668
   Selling, General and Administrative Expenses..      2,652         2,664         8,647         8,832
   Depreciation and Amortization.................      1,990         1,736         5,831         5,018
   Pre-opening Costs.............................         --         1,404           597         3,233
   Other (Income) Expense........................         --            --          (900)           --
   Provision for Impaired Assets and Restaurant
     Closings....................................      5,520         1,900         5,520         2,360
   (Gain) Loss on Disposal of Assets.............        (40)          177           647            36
   Interest Expense..............................      1,062           799         3,707         2,011
                                                    --------       -------      --------      --------
       Total Costs and Expenses..................     45,018        41,173       125,789       111,158
                                                    --------       -------      --------      --------
Loss Before Income Taxes and Extraordinary Item..     (7,948)       (4,094)      (12,462)       (5,407)
Income Taxes.....................................      5,380            --         5,380            --
                                                    --------       -------      --------      --------
Net Loss before Extraordinary Item...............    (13,328)       (4,094)      (17,842)       (5,407)
                                                    --------       -------      --------      --------
Extraordinary Item, Material Modification of Debt        942            --           942            --
                                                    --------       -------      --------      --------
Net Loss.........................................   $(14,270)      $(4,094)     $(18,784)     $ (5,407)
Preferred Stock Dividends........................        213            --           213            --
                                                    --------       -------      --------      --------
Net Loss Available to Common Stockholders........   $(14,483)      $(4,094)     $(18,997)     $ (5,407)
                                                    ========       =======      ========      ========
Net Loss Per Common Share before Extraordinary
   Item - Basic and Diluted......................   $  (1.15)      $  (.35)     $  (1.53)     $   (.46)
Extraordinary Item, Material Modification of Debt       (.08)           --          (.08)           --
                                                    --------       -------      --------      --------
Net Loss Per Common Share
   - Basic and Diluted...........................   $  (1.23)      $  (.35)     $  (1.61)     $   (.46)
                                                    ========       =======      ========      ========
Weighted Average Shares Outstanding..............     11,823        11,795        11,814        11,790
                                                    ========       =======      ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)

                                                                            Thirty-Nine   Thirty-Nine
                                                                            Weeks Ended   Weeks Ended
                                                                           September 24, September 25,
                                                                               2001          2000
                                                                           ------------- -------------
Cash Flows from Operating Activities:
Net Loss before Extraordinary Item........................................   $(17,842)     $ (5,407)
Adjustments to Reconcile Net Loss to Cash Flows from Operating Activities:
   Depreciation and Amortization..........................................      5,831         5,018
   Amortization of Debt Issuance Costs....................................        214           132
   Deferred Income Taxes..................................................      5,380            --
   Common Stock Issued in Lieu of Compensation............................         43            --
   Provision for Impaired Assets and Restaurant Closings..................      5,520            --
   Loss on Disposal of Assets.............................................        647            36
   Change in Net Current Liabilities......................................        406        (1,494)
                                                                             --------      --------
Cash Provided by (Used) In Operating Activities...........................        199        (1,715)
Cash Flows from Investing Activities:
   Expenditures for Property and Equipment................................     (9,686)      (20,086)
   Additions to Other Assets..............................................        (61)         (193)
   Proceeds from Disposition of Assets....................................         40        17,556
                                                                             --------      --------
Cash Used in Investing Activities.........................................     (9,707)       (2,723)
Cash Flows from Financing Activities:
   Debt/Equity Issuance Costs.............................................     (1,672)         (200)
   Principal Payments on Long-Term Obligations under Capital Leases.......       (158)         (153)
   Payments under Deferred Acquisition Agreement..........................       (560)         (562)
   Net Borrowings under Revolving Credit Agreement........................      2,400         5,950
   Payments of Long-Term Debt.............................................     (2,250)         (772)
   Net Proceeds of Long-Term Debt from Related Parties....................      3,000            --
   Proceeds from Issuance of Preferred Stock..............................      8,500            --
   Proceeds from Issuance of Common Stock.................................         81            98
                                                                             --------      --------
Cash Provided by Financing Activities.....................................      9,341         4,361
                                                                             --------      --------
Decrease in Cash..........................................................       (167)          (77)
Cash, Beginning of Period.................................................        383           424
                                                                             --------      --------
Cash, End of Period.......................................................   $    216      $    347
                                                                             ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                                (In Thousands)
                                  (Unaudited)

                                                                      Thirty-Nine   Thirty-Nine
                                                                      Weeks Ended   Weeks Ended
                                                                     September 24, September 25,
                                                                         2001          2000
                                                                     ------------- -------------
The Change in Net Current Liabilities is Comprised of the Following:
   Decrease in Accounts Receivable..................................    $ 1,926       $   691
   Decrease in Inventories..........................................         80           137
   Decrease (Increase) in Prepaid Expenses and Other Current Assets.        524          (596)
   Decrease in Accounts Payable.....................................     (1,965)       (2,089)
   (Decrease) Increase in Accrued Liabilities.......................       (159)          363
                                                                        -------       -------
Change in Net Current Liabilities...................................    $   406       $(1,494)
                                                                        =======       =======
Supplemental Cash Flow Disclosures:
Cash Paid During the Period for:
   Interest (Net of Amount Capitalized).............................    $ 3,343       $ 1,727
   Income Taxes (Net of Refunds)....................................    $    59       $   156


The accompanying notes are an integral part of these consolidated financial statements.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 24, 2001
                                  (Unaudited)

(1) BASIS OF PRESENTATION

   The accompanying consolidated financial statements of Chart House Enterprises, Inc. and subsidiaries (the "Company") for the quarterly periods ended September 24, 2001 and September 25, 2000 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year.

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

(2) ASSET DISPOSITIONS & IMPAIRMENT CHARGES

   In late 1999, the Company identified eleven restaurants for disposal, all of which have been disposed of as of the end of the third quarter 2001.

   The table below reflects the Company's revenues and net (loss) income contributed by the eleven restaurants (in thousands):

                    Q3  Year to Date  Q3   Year to Date
                   2001     2001     2000      2000
-                  ---- ------------ ----  ------------
Revenue:.......... $366    $1,373    $507     $5,135
Net (Loss) Income: $ --    $   --    $(35)    $  126

   The following table illustrates the amounts paid and charged against the liability for restaurant disposition costs in 2001.

Liability at December 25, 2000. $1,604,000
Amounts Paid During 2001.......   (827,000)
                                ----------
Liability at September 24, 2001 $  777,000
                                ==========

   The Company's remaining recorded liability for the restaurants that have been disposed of is included in Accrued Liabilities in the accompanying consolidated financial statements. The Company is contingently liable for lease payments on two of these restaurants and the remaining liability represents management's estimate of potential costs in the event one or both of the current tenants default under their leases.

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

   The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The rather significant decline in revenues experienced by the Company following the events of September 11, 2001 suggested that such evaluation was appropriate. In accordance with Statement of Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), impairment is determined by comparing the estimated undiscounted future operating cash flows to the carrying amount of the assets. Measurement of an impairment loss is based on the fair value of the assets. In the third quarter of 2001, the Company recorded a provision for asset impairment in the amount of $5,520,000 related to leasehold improvements and equipment.

(3) PRE-OPENING COSTS

   Pre-opening costs include hiring and training of employees for new restaurants and are expensed as incurred. The Company opened one restaurant in each of the first and second quarters of 2001. No pre-opening expenses will be incurred in the fourth quarter of 2001.

(4) LONG-TERM DEBT

   The Company was in compliance with all debt covenants as of September 24, 2001 after giving effect to waivers granted in connection with an amendment to the Revolving Credit and Term Loan Agreement (the "Credit Agreement") dated as of October 22, 2001 (the "Amendment").

   The Amendment provides for, among other things, up to $2 million of additional liquidity provided by a related party, deferral of principal and interest payments, elimination of all but one financial covenant and a change in the maturity date from March 31, 2004 to April 30, 2002. Accordingly, the total amount due under the Credit Agreement is reflected as a current liability in the accompanying consolidated financial statements. The changes contained in the Amendment constitute a material modification of the Credit Agreement. Under generally accepted accounting principles these changes are viewed essentially as a new agreement which gives rise to the write off of previously deferred debt financing costs and the presentation of such expense as an extraordinary item in the accompanying consolidated financial statements.

   The Company's long-term debt to related parties matures in 2005. The debt agreement provides for quarterly amortization payments commencing at such time as the Company's senior debt obligations have been retired.

   In view of the maturity date under the Credit Agreement, management is exploring various alternatives to enhance the capital structure of the Company and maintain the continued, long-term viability of the enterprise. The Company's inability to execute a plan that retires its obligations under the Credit Agreement on or before April 30, 2002 could have a material adverse effect on the Company's liquidity.

(5) PREFERRED STOCK

   In June 2001, the Company issued, pursuant to a rights offering, 3,777,778 shares of $1 par value Series A Preferred Stock. Dividends are payable at the rate of $0.225 per share per annum, accrue from the date of issuance and are cumulative. The Credit Agreement currently restricts the payment of cash dividends. The terms of the Series A Preferred Stock provide that, to the extent that dividends may not be paid in cash, they are to be paid with additional shares of preferred stock. Dividends of $213,000 have been accrued, but not paid during third quarter 2001. The shares are convertible into shares of common stock on a one-for-one basis, subject to

                CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES adjustment in certain circumstances. The Company may, under certain circumstances, redeem the preferred shares after June 26, 2002 at redemption prices that increase each year. The initial redemption price is 150% of the original issuance price.

(6) CONTINGENCIES

   The Company is contingently liable, in certain circumstances, for lease and debt obligations of properties previously operated by the Company. The Company is not aware of any default under any of these obligations. The Company may be contingently liable for leases on undeveloped property.

(7) SALE OF GROUND LEASE

   During the first quarter 2001, the Company sold the rights to a ground lease for one restaurant that had been closed for major remodeling. The company received proceeds of $900,000, which is recorded as Other Income in the accompanying Consolidated Statements of Operations.

(8) INCOME TAXES

   The Company has determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset and has increased its valuation allowance by $5,380,000 in the third quarter 2001.

(9) NEW ACCOUNTING PRONOUNCEMENTS

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. The adoption of this statement had no impact on the Company's financial statements for the quarter ended September 24, 2001.

   In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that, upon adoption, the Company discontinue amortization of goodwill. In addition, the requirements include assessing goodwill for impairment at least once per fiscal year. Impairment losses will be reported as operating expenses. The Company will adopt the provisions of this statement at the end of the current fiscal year. Future financial statements, post adoption, may reflect results of operations without goodwill amortization expense as well as possible impairment charges. The extent of these impacts is not readily determinable.

   In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset, which is governed by the provisions of SFAS No. 144. The Company will adopt the provisions of this statement at the end of the current fiscal year. The adoption of this statement will have no impact on the Company's financial statements.

   In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. The changes include, among other things, removing goodwill from its scope thereby eliminating the current requirement to allocate goodwill to long-lived assets tested for impairment. The new statement also defines detailed criteria for assets being "held for sale." The Company will adopt the provisions of this statement at the end of the current fiscal year. The adoption of this statement will have no impact on the Company's financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Results of Operations

   The following is a comparative analysis of the results of restaurant operations for the quarterly and nine-month periods ended September 24, 2001 and September 25, 2000. The results of restaurant operations for the first nine months of 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2001. At September 24, 2001 the Company operated 38 Chart House restaurants, one Peohe's restaurant, and seven Angelo and Maxie's steakhouses compared to 41 Chart House restaurants, one Peohe's restaurant, and three Angelo and Maxie's steakhouses at September 25, 2000.

   The dollar amounts in the table below are in thousands.

                         Thirteen Weeks     Thirteen Weeks    Thirty-Nine Weeks   Thirty-Nine Weeks
                             Ended              Ended        Ended September 24, Ended September 25,
                       September 24, 2001 September 25, 2000        2001                2000
                       ------------------ ------------------ ------------------- -------------------
                        Dollars   Percent  Dollars   Percent  Dollars    Percent  Dollars    Percent
                       -------    ------- -------    -------  --------   -------  --------   -------
                                    (Unaudited)                            (Unaudited)
Restaurant Revenues... $37,070     100.0  $37,079     100.0  $113,327     100.0  $105,751     100.0
                        -------    -----   -------    -----   --------    -----   --------    -----
Restaurant Costs and
  Expenses:
Cost of Sales.........  11,808      31.8   12,054      32.5    35,957      31.8    34,828      32.9
Restaurant Labor......  10,893      29.4   11,187      30.2    32,440      28.6    30,409      28.8
Other Operating Costs.   8,590      23.2    7,015      18.9    25,610      22.6    18,959      17.9
Rent..................   2,543       6.9    2,237       6.0     7,733       6.8     5,472       5.2
                        -------    -----   -------    -----   --------    -----   --------    -----
Total Restaurant Costs  33,834      91.3   32,493      87.6   101,740      89.8    89,668      84.8
                        -------    -----   -------    -----   --------    -----   --------    -----
Restaurant Operating
  Income.............. $ 3,236       8.7  $ 4,586      12.4  $ 11,587      10.2  $ 16,083      15.2
                        =======    =====   =======    =====   ========    =====   ========    =====

   Comparable restaurant revenues for the 39 Chart House restaurants and one Angelo and Maxie's steakhouse that were open for the entire third quarter of each year decreased 4.5%. The national tragedy of September 11, 2001 resulted in the closure of essentially all Chart House and Angelo and Maxie's restaurants for one day. Comparable restaurant revenues were trending 1.6% lower for third quarter 2001 compared to third quarter 2000 prior to September 11th.

   Comparable restaurant revenues for the 37 Chart House restaurants and one Angelo and Maxie's steakhouse that were open for the entire nine month period of each year decreased 3.6% year-to-date. Comparable restaurant revenues were trending 2.8% lower for the year compared to last year prior to September 11th. There are two Chart House restaurants that are comparable for the quarter that are not included in comparable restaurants for the year.

   Management attributes the third quarter decline in comparable revenues prior to September 11th, to the economic slowdown experienced since early in 2001. The decline in comparable revenues for the year are also significantly affected by the events of September 11th. In addition, the Company's first quarter 2001 experienced unseasonably cold and/or wet weather compared with rather mild weather in spring 2000. Adverse weather conditions affect the Company's ability to utilize outdoor seating at a number of its restaurants in addition to reducing customer visits in general. Management believes the corporate community, a significant component of upscale restaurant revenues, has altered its travel and entertainment practices in response to the current economic slowdown and fears over recent national events. Management expects that continued economic weakness and the recent national tragedy will continue to challenge its ability to stimulate revenue growth.

   Cost of sales as a percentage of restaurant revenues decreased 0.7% in the third quarter 2001 compared with the third quarter 2000; year-to-date savings reflect a 1.1% decrease in cost of sales as a percentage of restaurant revenues. This margin improvement was attributable to the continued emphasis on generally lower cost seafood entrees on the Chart House menus. Additionally, profit margins benefited from price increases for select menu items. Cost of sales at the Angelo and Maxie's steakhouses is higher as a result of significantly more beef entrees and large portion sizes. Accordingly, the Company anticipates that its cost of sales percentage will increase as relative revenue contribution from the Angelo and Maxie's steakhouse increases. Part of this increase will be mitigated by contractual arrangements with vendors limiting the effect of inflation on the Company's food costs.

   Restaurant labor expense as a percentage of restaurant revenues has decreased 0.8% in the third quarter 2001 compared to third quarter 2000, and has decreased 0.2% for the year-to-date periods. This is due to operational performance improvements and an increased awareness of staffing levels by restaurant management. Other operating costs as a percentage of revenues increased in third quarter 2001 compared to third quarter 2000 by 4.3%. This increase was primarily comprised of higher marketing and occupancy costs. Year-to-date other operating costs increased by 4.7% as a percentage of revenue, which was primarily due to higher marketing, insurance and energy costs. Year-to-date rent expense increased as a result of a sale-leaseback entered into in June 2000, whereby previously fee-owned properties are currently leased. In addition, the Company has opened four additional restaurants since third quarter 2000.

   Selling, general and administrative expenses year-to-date 2001 have decreased slightly due to decreased salaries and employment related expenses. Depreciation and amortization has increased in 2001 due to the increased number of operating restaurants. Interest expense has increased between the 2001 and 2000 periods as a result of higher average debt balances, including the issuance of debt to related parties, and higher interest rates.

   The decline in restaurant revenues following the events of September 11th challenges the Company's ability to achieve a level of profitability sufficient to realize the balance of its deferred tax asset. Accordingly, the Company has determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset and has increased its valuation allowance by $5,380,000 in the third quarter 2001. Prior to September 11th the negative trend in comparable restaurant revenues for the third quarter showed improvement over the results experienced in earlier quarters of the year. Following September 11th comparable revenues dropped precipitously for the balance of the quarter and into the fourth quarter.

  Provision for Impaired Assets and Restaurant Closings
   In late 1999, the Company identified eleven restaurants for disposal, all of which have been disposed of as of the end of the third quarter 2001.

   The table below reflects the Company's revenue and net (loss) income contributed by the eleven restaurants identified for disposal (in thousands):

                                Q3  Year to Date  Q3   Year to Date
                               2001     2001     2000      2000
                               ---- ------------ ----  ------------
            Revenue:.......... $366    $1,373    $507     $5,135
            Net (Loss) Income: $ --    $   --    $(35)    $  126

   The following table illustrates the amounts paid and charged against the liability for restaurant disposition costs in 2001.

Liability at December 25, 2000. $1,604,000
Amounts Paid During 2001.......   (827,000)
                                ----------
Liability at September 24, 2001 $  777,000
                                ==========

   The Company's remaining recorded liability for the restaurants that have been disposed of is included in Accrued Liabilities in the accompanying consolidated financial statements. The Company is contingently liable for lease payments on two of these restaurants and the remaining liability represents management's estimate of potential costs in the event one or both of the current tenants default under their leases.

   The Company evaluates long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The rather significant decline in revenues experienced by the Company following the events of September 11, 2001 suggested that such evaluation was appropriate. In accordance with Statement of Financial Accounting Standards Board Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), impairment is determined by comparing the estimated undiscounted future operating cash flows to the carrying amounts of the assets. Measurement of an impairment loss is based on the fair value of the assets. In the third quarter of 2001, the Company recorded a provision for asset impairment in the amount of $5,520,000 related to leasehold improvements and equipment.

  Liquidity and Capital Resources

                                                   Thirty-Nine   Thirty-Nine
                                                   Weeks Ended   Weeks Ended
                                                  September 24, September 25,
                                                      2001          2000
  -                                               ------------- -------------
                                                   (in '000s)    (in '000s)
  Cash provided by (used in) Operating Activities    $   199      $ (1,715)
  Expenditures for Property and Equipment........     (9,686)      (20,086)
  Proceeds from Disposition of Assets............         40        17,556
  Cash used in other Investing Activities........        (61)         (193)
  Cash provided by Financing Activities..........      9,341           461
                                                     -------      --------
  Change in cash.................................    $  (167)     $    (77)
                                                     =======      ========

   The Company's debt consists of borrowings under the Company's Revolving Credit and Term Loan Agreement (the "Credit Agreement") and subordinated borrowings from related parties (the "Notes"). During third quarter 2001, the Company increased its borrowings under the revolving credit portion of the Credit Agreement by $7,300,000. At September 24, 2001, the Company had outstanding borrowings of $13,500,000 under the revolving credit portion of the Credit Agreement and approximately $4,113,000 in available credit. Borrowings under the Notes were $5,072,000 at September 24, 2001. The Company was in compliance with all debt covenants as of September 24, 2001 after giving effect to waivers granted in connection with an amendment to the Credit Agreement dated as of October 22, 2001 (the "Amendment").

   The Amendment provides for, among other things, up to $2 million of additional liquidity provided by a related party, deferral of principal and interest payments, elimination of all but one financial covenant and a change in the maturity date from March 31, 2004 to April 30, 2002. In view of the maturity date under the Credit Agreement, management is exploring various alternatives to enhance the capital structure of the Company and maintain the continued, long-term viability of the enterprise. The Company will require alternative sources of debt and/or equity capital. However, no assurance can be given that such capital will be available or that it will be available on terms satisfactory to the Company. The Company's inability to execute a plan that retires its obligations under the Credit Agreement on or before April 30, 2002 could have a material adverse effect on the Company's liquidity.

   In October 2001, the Company entered into a marketing agreement with iDine Restaurant Group, Inc., a related party. Among other things, this agreement provides liquidity to the Company in the form of proceeds from the sale of food and beverage credits to iDine and the benefits of participating in the marketing activities that iDine conducts with its members and other strategic partners. iDine receives a percentage of the revenues derived from its members dining in the Company's restaurants. The Company's agreement with iDine contemplates the sale of more than $5 million of food and beverage credits over a period of approximately two years.

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

   The Company issued approximately 3.8 million shares of convertible preferred stock through a rights offering during second quarter 2001. Net proceeds upon closing of the issuance were approximately $7.4 million. The proceeds of the rights offering were used to pay down borrowings under the Notes and other expenses, including outstanding liabilities to construction vendors.

   The working capital deficit increased by approximately $14.3 million to $43.4 million during 2001 primarily as a result of reporting the total amount due under the Credit Agreement as a current liability. Also included in the deficit are $6.2 million of deferred credits that will not require the outlay of cash to discharge.

   Under the rules of the New York Stock Exchange ("NYSE") listed companies must maintain a total market capitalization and stockholders' equity of not less than $50 million or be subject to delisting. Earlier this year the Company submitted a plan with the NYSE detailing the manner in which it planned to achieve compliance with the continuing listing standards over the permitted eighteen month compliance period. The Company's plan has been accepted by the NYSE but remains subject to monitoring over the compliance period. If the Company fails to achieve compliance with the continued listing standards, the NYSE could delist the Company's common and preferred stock. In the event that the NYSE delists the Company's stock, then the Company would seek to have its stock listed on another exchange.

  Earnings (Loss) Per Share

   The Company completed the issuance of approximately 3.8 million shares of convertible preferred stock at the end of second quarter 2001. There have not been any conversions to common stock or dividends paid as of September 24, 2001. Dividends are payable on December 1 and June 1. Dividends of $213,000 were accrued in third quarter 2001. The preferred stock dividend increases the loss per common share before extraordinary item from $1.13 per share to $1.15 for the quarter and from $1.51 to $1.53 year to date. The net loss per common share after extraordinary item increased from $1.21 to $1.23 for the quarter and from $1.59 to $1.61 year to date.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's net exposure to interest rate risk consists of its Revolving Credit and Term Loan Agreement that are benchmarked to the prime rate, and the Subordinated Promissory Notes that are benchmarked to the LIBOR rate. The impact on the Company's results of operations of a one-point interest rate increase on the outstanding debt balance as of September 24, 2001 would be approximately $298,000 in incremental interest expense. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes. The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements or arrangements with vendors. These purchase agreements or arrangements may contain features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price fluctuations are generally short term in nature. These disclosures contain forward-looking statements. Actual results may differ based upon general market conditions.

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

Ex. 3.2     Amended and Restated Bylaws of the Company. (1)

Ex. 3.3     Certificate of Designations of the Series A Preferred Stock. (3)

Ex. 4.1     Specimen Common Stock Certificate. (2)

Ex. 4.2     Specimen Series A Preferred Stock Certificate. (3)

 Ex.10.17.2 Eleventh Amendment and Waiver dated as of August 9, 2001 with respect to the Revolving
            Credit and Term Loan Agreement.

Ex. 10.17.3 Twelfth Amendment and Waiver dated as of October 22, 2001 with respect to the Revolving
            Credit and Term Loan Agreement.

Ex. 10.80   Agreement Regarding Participating Interests dated as of October 22, 2001.

--------
(1) Filed as an exhibit to the Company's Registration Statements on Form S-1 dated August 27, 1987 or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
(2) Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989 or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
(3) Filed as an exhibit to the Company's Registration Statement on Form S-2 dated March 27, 2001 or amendments thereto dated May 15, 2001, May 25, 2001 and May 31, 2001 (Registration No. 333-57674).

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

                                          CHART HOUSE ENTERPRISES, INC.
                                            (Registrant)


Date: November 8, 2001       By: /s/ THOMAS J. WALTERS

                                 Thomas J. Walters
                              Chief Executive Officer

Date: November 8, 2001       By: /s/ KENNETH R. POSNER

                                 Kenneth R. Posner
                       President and Chief Financial Officer