Form 10-K
period 2001-12-31
CHART HOUSE ENTERPRISES INC
filed 2002-03-26
CIK 820757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

COMMISSION FILE NUMBER 1-9684

CHART HOUSE ENTERPRISES, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	33-0147725 (I.R.S. EMPLOYER IDENTIFICATION NO.)
640 North LaSalle, Suite 295 Chicago, Illinois 60610 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

Registrant's telephone number including area code: (312) 266-1100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, par value $.01 per share
Series A Senior Convertible Redeemable Preferred Stock, par value $1.00 per share

        INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. Yes ☒    No ☐

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S) 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the per share closing sale price of $6.00 on March 20, 2002, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $7.6 million. The number of shares outstanding of common stock as of March 20, 2002 was 1,978,316.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—"Item 10. Directors and Executive Officers of the Registrant," "Item 11. Executive Compensation," "Item 12. Security Ownership of Certain Beneficial Owners and Management," and "Item 13. Certain Relationships and Related Transactions" are herein incorporated by reference to the Registrant's Proxy Statement for its 2002 Annual Meeting of Stockholders.

PART I

        This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including any statements regarding: future sales and gross profit percentages, the continuation of historical trends, the sufficiency of the Company's cash balances, and cash generated from operating, financing and/or investing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "intends," "projects," "plans," "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, risks of the restaurant industry, an industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer trends, employee availability, and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 1. BUSINESS.

GENERAL

        Chart House Enterprises, Inc. (the "Company") operates full-service seafood and steakhouse restaurants located predominately throughout the East and West coasts of the United States. At December 31, 2001, the Company's restaurants included 38 seafood oriented Chart House restaurants, six Angelo and Maxie's Steakhouses, and one Peohe's, a seafood restaurant with a more extensive menu. The Company was incorporated in Delaware in 1985. The Company's headquarters are located in Chicago, Illinois.

FINANCIAL CONDITION

        The Company has experienced net losses in each of the last three fiscal years. These results, in conjunction with an extensive restaurant renovation and expansion program, have severely strained the Company's capital resources. At December 31, 2001, the Company had in excess of $25 million of senior, secured debt that matures on April 30, 2002. Since December 2001, the Company has been conducting a review of strategic alternatives with a principal focus on identifying appropriate sources of capital to address the debt maturity matter. This process has identified a number of capital sources, several of whom have expressed possible interest in making a significant investment in the Company. Although no definitive agreements have been reached with any of these potential investors, and no assurances can be given, management continues to believe that this process will be successful.

        In the event the Company is not able to obtain sufficient capital by April 30, 2002 to retire the senior, secured debt, the lenders have the right to foreclose on their collateral. Alternatives to foreclosure include, among others, extension of the maturity date or a filing for reorganization by the Company under the Federal Bankruptcy Code. While no assurances can be given, management believes that the Company will be able to continue to operate its restaurants and that the debt maturity matter will be satisfactorily resolved.

CONCEPTS

        The Company's operations commenced in 1961 with the opening of the first Chart House restaurant in Aspen, Colorado by a predecessor of the Company. The Company was established in 1985 as a vehicle to acquire the 54 unit Chart House brand from a predecessor, as well as two other concepts subsequently disposed of by the Company. The Chart House brand grew to a peak of 63 domestic units located in 21 states as well as Puerto Rico and the U.S. Virgin Islands. In early 1998, the Company began forming a new management team that developed and executed an operational strategy including: disposal of 22 restaurants that did not meet sales and profitability standards, demographic requirements, or geographic fit; completion of a $31 million renovation program during 1998-2000 to remodel the remaining restaurants; re-engineering of the menu to a predominately fresh seafood focus; and enhanced information systems.

        At December 31, 2001, there were 38 Chart House restaurants in operation in 17 states located predominately on the East and West coasts. Chart House restaurants are full-service seafood restaurants characterized by a comprehensive menu of eight species of fresh fish at any one time that are the basis for over 40 preparation choices. Chart House restaurants are designed to capture the distinguishing elements of the surrounding area and transform them into the building's exterior architecture and offer an interior design that enhances the Company's seafood-driven value proposition. The restaurant buildings are sensitive to their surroundings, functional in layout, and typically freestanding structures. Each interior room is customized to adopt the textures and colors representative of the geographic location in a contemporary setting accentuated by nautical-themed and action-adventure oriented artwork. Many of the restaurants offer patrons stunning views of the Atlantic ocean, Pacific ocean, area lakes, or mountain ranges. Representative exteriors of Chart House restaurants range from the restored 18th century former office of John Hancock on Boston's Long Wharf to the modern three-tiered glass restaurant in Philadelphia overlooking the Delaware River.

        The Company opened its Peohe's restaurant in January 1988, in Coronado, California overlooking San Diego Bay and the San Diego city skyline. Although similar to the Company's Chart House restaurants in many respects, Peohe's opened under a different name in part to minimize confusion and competition with other nearby Chart House restaurants and also to provide Chart House management a suitable vehicle for experimentation and development of different menu items, restaurant design, and operating concepts. Peohe's has a more extensive and higher priced menu, higher level of service, and greater variety of cooking techniques than the typical Chart House restaurant.

        In April 1999, the Company acquired the Angelo and Maxie's Steakhouse in Manhattan, New York and expanded the concept by opening four additional units in 2000 (one of which closed in 2001) and two in 2001. The Angelo and Maxie's concept offers steaks supported by a comprehensive selection of American fare, served in oversized portions at prices lower than competing upscale steakhouses. The Angelo and Maxie's concept appeals to a more diverse group of predominately younger men and women from multiple ethnic backgrounds who use the restaurant for a broader variety of occasions than typical steakhouse users. Each location offers a wide variety of premium cigars and offers customers the opportunity to lease humidor space at the restaurant on an annual basis. The setting is designed to communicate an energetic, fun, and retro 1930's atmosphere that encourages a "see and be seen" environment. The Angelo and Maxie's concept combines the sophistication of the traditional steakhouse with the energy and openness of contemporary fine dining. The restaurants are designed in an art deco-style décor, with warm woodwork reminiscent of Frank Lloyd Wright, including glowing bronzes and contemporary Tiffany light fixtures. Giant murals on the walls, depicting dining and drinking cows, are present in all units and help to reinforce the whimsical, modern feel that the brand represents. Angelo and Maxie's energetic feel and lower price point lends itself to everyday dining, in addition to special occasions. As a result, the concept has a very broad customer base. The acquisition and growth of the Angelo and Maxie's concept created diversification for the Company's predominately seafood operations.

        The annual revenue for each Chart House restaurant in operation for all of 2001 ranged from $1.6 million to $10.6 million, with average annual revenues per restaurant of $3.1 million. The annual revenue for each Angelo and Maxie's restaurant in operation for all of 2001 ranged from $1.6 million to $9.2 million, with average annual revenues per restaurant of $3.9 million. The average dinner check at Chart House restaurants was approximately $39 per person. The average dinner check at Angelo and Maxie's was approximately $54 per person.

        The Company's business is seasonal in nature, with revenues and operating income for the second and third quarters greater than in the first and fourth quarters as the Company benefits from expanded seating capacity and the generally higher level of leisure travel in the spring and summer quarters. The operating hours are typically 5:00 p.m. to 11:00 p.m. Some selected restaurants are also open for lunch and/or Sunday brunch; selected restaurants also offer banquet services.

        Alcoholic beverages are available at all locations. The sale of alcoholic beverages accounted for approximately 24% of 2001 revenues generated at the Chart House restaurants, and accounted for approximately 30% of 2001 revenues generated at the Angelo and Maxie's restaurants.

EXPANSION STRATEGY

        The Company's long-term growth strategy includes expanding both the Chart House and Angelo and Maxie's concepts. Toward this end the Company has developed plans and specifications for a prototype Chart House restaurant that could be developed in both urban and suburban locations. Among other things, the prototype capitalizes on the dramatic views with which the Chart House concept has been associated by bringing the view inside the four walls of the restaurant through the use of water walls, aquariums, and nautical theme artwork. The future development of the Angelo and Maxie's concept will be facilitated by the knowledge garnered from the recent development of six steakhouses. Through this development process, the Company has determined the ideal space requirement and seating, lounge, and kitchen layout. In addition, the Company has now refined its operating procedures and menu execution for this concept.

        When identifying and developing future restaurant sites, the Company places particular emphasis on a potential site's physical location. Trade area demographics, traffic volume, visibility, and accessibility are all key performance indicators analyzed by management. Sales and profit projections are then prepared to determine whether the economics of investment are sound. The Company accords great importance to the selection of and coordination with the architect to ensure that the proposed restaurant structure fits the Company's image. Senior management is involved extensively in each facet of the site selection process.

        The rate at which the Company can successfully achieve these expansion objectives is dependent upon the success of locating acceptable sites, negotiating acceptable lease terms, obtaining requisite governmental permits and approvals, supervising location construction, recruitment and training of qualified personnel, and access to capital. Since the latter part of 2000, the Company's access to expansion capital has been severely limited. The Company's financial condition does not allow for the expansion of either of its restaurant concepts in 2002. See "Item 7. Management's Discuss and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources." Results of operations and changes in the Company's capital structure will determine the nature, extent, and timing of future restaurant development.

MENU

        The Chart House menu is comprised of eight species of fresh fish at any one time that are the basis for over 40 imaginative, proprietary recipes including a vast section of fresh fish and seafood entrees that are grilled, baked, or blackened at the customer's preference. The menu changes daily based upon the local availability of species, seasonality, and price to maximize both selection and profitability. Signature items include Sesame Crusted Salmon, Macadamia Crusted Mahi Mahi, Spiced Yellow Fin Ahi, and Hot Chocolate Lava Cake dessert. The Company also promotes special seasonal fish choices, such as its spring Alaska seafood promotion, to provide consumers with additional limited availability seafood selections. Fresh fish and seafood items represent over 65% of Chart House food entrée sales and management believes that its ability to execute such sophisticated menu offerings in multiple markets throughout the United States is a key competitive advantage. In addition to its proprietary selection of imaginative entrees, the majority of Chart House restaurants feature an elaborate salad bar.

        Angelo and Maxie's is renowned for its thick, juicy steaks and has devised a menu which provides high-quality products served in portions that emphasize "American abundance" at reasonable prices. Angelo and Maxie's menu is split into two categories, "Meat and Not Meat," and offers a broad spectrum of oversized steaks, salads, fish, and chicken and a broad selection of á la carte side dishes. Diners can choose from a wide array of over 20 entrees offering a more diverse selection than many competing steakhouses. Signature items include the 26-ounce Ribeye Steak, 13-ounce Filet Mignon, Grilled 10-ounce Yellowfin Tuna, Two-pound Roasted Chicken Breast with Garlic Lemon Black Pepper Crust, and the White Chocolate Martini. Angelo and Maxie's also offers an extensive 100 bottle wine list. The menu also offers a wide selection of premium cigars, which can be purchased either from the menu or in a retail area at the front of the restaurant.

RESTAURANT LOCATIONS

        The following table depicts existing restaurants as of December 31, 2001:

Location	Date opened	Square footage	No. of seats
Chart House—East
Alexandria, VA	July-90	10,000	396
Annapolis, MD	November-79	15,014	300
Boston, MA	September-73	12,000	230
Daytona Beach, FL	May-82	10,900	220
Dobbs Ferry, NY	July-77	10,455	248
Ft Myers, FL	August-84	8,400	222
Jacksonville, FL	October-82	8,200	255
Longboat Key, FL	April-89	9,679	204
Melbourne, FL	May-82	6,800	168
Miami, FL	June-82	10,026	250
Newport, KY	April-96	8,900	364
Philadelphia, PA	April-86	15,786	362
Savannah, GA	March-79	8,500	220
Simsbury, CT	June-73	10,448	212
Weehawken, NJ	August-94	32,000	280	(1)
Chart House—West
Aspen, CO	July-61	5,184	180
Boise, ID	September-77	5,508	156
Cardiff, CA	July-76	7,100	275
Coronado, CA (Peohe's)	January-88	10,633	310
Dana Point, CA	December-79	8,360	200
Genesee, CO	July-84	6,816	232
La Jolla, CA	May-71	6,598	216
Lake Tahoe, NV	February-77	7,200	240
Los Gatos, CA	December-76	7,514	200
Malibu, CA	November-70	5,100	142
Mammoth, CA	December-81	6,800	220
Marina del Rey, CA	July-76	5,861	200
Montara, CA	October-78	11,000	300
Monterey, CA	December-81	6,200	154
Newport Beach, CA	November-63	5,800	140
Oceanside, CA	July-76	7,570	172
Portland, OR	April-85	9,700	250
Rancho Mirage, CA	July-79	7,500	234
Redondo Beach, CA	September-69	9,565	346
San Diego, CA (Rowing Club)	June-83	8,500	231
Scottsdale, AZ	September-90	6,550	301
Steamboat Springs, CO	December-88	7,000	200
Vancouver, WA	December-80	8,600	188
Ventura, CA	August-81	7,600	224

Chart House—Average		9,112	237

Angelo and Maxie's
New York, NY (Manhattan)	July-00	9,172	300
New York, NY (Park Ave)	May-96 (2)	6,486	210
Phoenix, AZ	December-00	8,962	276
Reston, VA	May-01	7,900	251
Washington, DC	October-00	8,500	241
West Palm Beach, FL	March-01	9,700	320

Angelo and Maxie's—Average		8,453	266

(1)
Exclusive of banquet seating.

(2)
The Company acquired this location in April 1999.

COMPETITION

        The restaurant industry is highly competitive and menu, price, service, convenience, location, and ambience are all important factors that differentiate concepts for consumers. The Company competes with many other restaurants in the upscale casual and fine dining markets, as well as the seafood and steakhouse sectors.

        Chart House competes with a broad selection of national, regional, and independent restaurants. On a national scale, Chart House is a leading brand with few direct competitors and no clear market leader that dominates the segment. Chart House feels that it offers a superior value proposition and differentiates itself by providing the most comprehensive and innovative selection of high-quality fresh fish and seafood, a unique ambience, and superior customer service at reasonable price points in non-duplicative destination locations.

        Angelo and Maxie's competes in the steakhouse segment and its primary competition comes from other national upscale steakhouses, as well as regional and independent steakhouses in selected markets. Angelo and Maxie's believes it offers a differentiated guest experience by providing unique, high-quality aged steaks in abundant portions, coupled with an energetic environment that provides broader occasion appeal than other traditional steakhouses.

OPERATIONS

        In order to maintain a consistently high level of food quality and service in all of its restaurants, the Company has established uniform operational standards which are implemented by the managers of each restaurant. All restaurants are required to be operated in accordance with rigorous standards and specifications relating to the quality of ingredients, preparation of food, menu selection, maintenance of premises, and employee conduct. Corporate office personnel ensure standard menu offerings are adhered to with periodic revision to standard recipes and menus, and lists of approved ingredients and supplies based upon the quality, availability, cost, and customer acceptance of various menu items. The Company maintains centralized financial and accounting control for its restaurants. On a daily basis, restaurants report customer counts, sales, labor costs, and deposit information to Company headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, and supplier invoices.

MARKETING

        The Company's marketing strategy is designed to capitalize on the historical strength of the Chart House brand and the deep-brand penetration that Angelo and Maxie's has achieved in New York City, its core market. The Company's headline for Chart House is "America's Favorite Seafood," while the headline for Angelo and Maxie's is "I'm in the mood..." As the Company has developed Angelo and Maxie's outside of New York, marketing initiatives to build brand awareness have included a combination of local promotional efforts as well as radio and print advertising. The advertising focus for Angelo and Maxie's is centered around delivering an engaging and memorable tag line that appeals to the concept's younger, more energetic target market. The Company uses edgy advertising campaigns to differentiate the brand from its stuffier counterparts and deliver a fresh twist on an American classic: the steakhouse. Bold print ads, in eye-catching colors, feature the superlative steak and other fare offered at the restaurant. Bold radio spots reinforce both brands' younger consumer and fun, exotic feel.

        The Company's integrated marketing communications programs consist of public relations, advertising (print, direct mail, electronic mail, and local radio), and promotions. The Company also commits resources to its internally developed ViewPoints Frequent Dining Program. Established in 1999, ViewPoints enables approximately 200,000 participating Chart House patrons to earn dining rewards such as purchasing discounts through frequent dining use. The Company manages the customer profile database to drive visit frequency, increase customer loyalty, and to ensure the Chart House brand remains top of mind through the use of electronic mail and other direct marketing initiatives.

        Chart House has also developed a strategic relationship with iDine Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program. iDine manages a member base of over six million diners and promotes rewards through frequent dining on designated days of the week at its participating restaurants. In connection with the advance sale of discounted food and beverage credits, the Company receives advertising in iDine publications and through the relationships iDine has established with major airlines to feature Chart House and Angelo and Maxie's as preferred dining choices.

        Advertising expense was $3.3 million, $1.6 million, and $1.1 million in fiscal years 2001, 2000, and 1999, respectively, representing 2.2%, 1.1%, and 0.7% of respective revenues for each year.

PURCHASING

        The Company's ability to maintain consistent quality throughout its system depends in large part upon its ability to acquire food products and related items from reliable sources in accordance with Company specifications. Suppliers are pre-approved by the Company and are required to adhere to strict product specifications to ensure that high-quality food and beverage products are served in the restaurants. The Company negotiates directly with the major suppliers to obtain competitive prices and uses purchase agreements to stabilize the potentially volatile pricing associated with certain commodities. Management believes that adequate alternative sources of quality food and supplies are readily available.

TRADEMARKS

        The original "Chart House" logo and trademark were registered with the United States Patent and Trademark Office (the "USPTO") in 1972 and 1977, respectively. An updated corporate "Chart House" logo and trademark were registered with the USPTO in August 1997. The "Peohe's" logo and trademark were registered with the USPTO in 1988. The "Angelo and Maxie's Steakhouse" word mark was registered with the USPTO in 1997. The "Angelo & Maxie's Steakhouse" logo was registered with the USPTO in April 2000. Trademarks in connection with "ViewPoints," the Company's frequent dining program, were registered with the USPTO in January 2001. Various marketing slogans and other marks are currently pending with the USPTO.

        The "Chart House" trademark and logo is licensed by the Company to the operators of two Chart House restaurants, one located in Honolulu, Hawaii and one in Kona, Hawaii.

GOVERNMENT REGULATION

        Each of the Company's restaurants is subject to various federal, state and local laws, regulations, and administrative practices affecting its business and must comply with provisions regulating, among other things, health and sanitation standards, equal employment, public accommodations for disabled patrons, minimum wages, worker safety and compensation, and licensing for the sale of food and alcoholic beverages. Difficulties or failures in obtaining or maintaining required liquor licenses, or other required licenses, permits, or approvals, could delay or prevent the opening of new restaurants or adversely affect the operations of existing restaurants.

        Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors could delay construction of new restaurants and add to their construction cost.

        The Company is also subject to the Fair Labor Standards Act, which governs such matters as minimum wages, overtime, and other working conditions. A significant number of the Company's food service personnel are paid at rates related to federal and state minimum wage requirements and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost. There can be no assurance that future legislation covering, among other matters, mandated health insurance and living wage increases, will not be enacted and subsequently have a significant effect on Company profitability.

        The Company believes it is operating in compliance with applicable laws, regulations, and administrative practices governing its operations.

EXECUTIVE OFFICERS OF THE COMPANY

        The following table sets forth certain information about the Executive Officers of the Company. The positions are with Chart House Enterprises, Inc.

NAME	AGE	POSITIONS HELD
Thomas J. Walters	43	Chief Executive Officer
Kenneth R. Posner	54	President and Chief Financial Officer

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

        Kenneth R. Posner was appointed President and Chief Financial Officer of the Company in April 2001. From April 1999 until July 2000, Mr. Posner was Executive Vice President and Chief Financial Officer of Lodgian, Inc., the owner and operator of 106 mid-scale hotels in 32 states. Prior to Mr. Posner's position at Lodgian, he spent 18 years as Senior Vice President of Finance and Treasurer of H Group Holdings, Inc., the privately held parent company for more than 200 corporations, including, among others, Hyatt Hotels and Resorts and Grand Victoria Riverboat Casinos. He has also served on the Board of Directors for most business units of H Group Holdings, Inc. and as a trustee of all of its employee benefit programs.

EMPLOYEES AND RESTAURANT STAFFING

        Each restaurant is managed by one general manager and typically three assistant managers, depending on the operating characteristics and size of the restaurant. On average, general managers possess approximately five years experience with the Company. Each of the Company's general managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies, and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability.

        The success of each concept relies on the continued involvement of regional Directors of Operations, Vice Presidents of Operations, the President, and the Chief Executive Officer of the

Company. There are currently five regional Directors of Operations, each of whom is responsible for five to eight restaurants in a designated region. The regional Directors of Operations report to one of two Vice Presidents of Operations. The involvement of operations management ranges from attracting quality management teams for the restaurants to routine visits to each location enforcing strict adherence to Company strategies, polices, and standards of quality.

        At December 31, 2001, the Company employed approximately 3,200 persons, of whom approximately 46 are corporate personnel. Approximately 190 are restaurant management personnel and the remainder represents hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and considers its labor relations to be good.

ITEM 2. PROPERTIES.

        All of the restaurant properties used by the Company are subject to a lease agreement. The Company currently leases 38 Chart House restaurants, one Peohe's restaurant, and six Angelo and Maxie's restaurants. The average remaining lease term (including renewal options) as of December 31, 2001, was 25.5 years for the Chart House restaurants (including Peohe's) and 17.3 years for Angelo and Maxie's restaurants.

        Chart House restaurant sizes range from 5,100 to 32,000 square feet with an average of 9,112 square feet. Seating capacities range from 140 to 396 with an average of 237. Angelo and Maxie's restaurant sizes range from 6,486 to 9,700 square feet with an average of 8,453 square feet. Seating capacities range from 210 to 320 with an average of 266.

        The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. All of the Company's restaurant property leases provide for a minimum annual rent, and most leases require payment of additional rent based on sales volume at the particular location over specified minimum levels. All of the Company's assets are pledged as collateral under a Revolving Credit and Term Loan Agreement among the Company, Chart House, Inc., certain banks and Fleet National Bank, as agent, as amended ("Credit Agreement").

        The Company's executive offices occupy approximately 13,200 square feet of leased office space in a building located in Chicago, Illinois. This lease expires in June 2003, with an option to extend the term to June 2006.

ITEM 3. LEGAL PROCEEDINGS.

        The Company periodically is a defendant in litigation incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock was listed on the New York Stock Exchange under the trading symbol CHT through January 30, 2002. The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the trading symbol FISH. The Company has submitted applications for listing of its shares on other stock exchanges, although no assurances can be given that such applications will be approved. On March 20, 2002, there were approximately 654 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future. In addition, the Company's Credit Agreement restricts the payment of cash dividends.

        The following table sets forth the quarterly high and low sales prices for a share of the Company's Common Stock for the two most recent fiscal years. On February 22, 2002, the Company effected a reverse split of its Common Stock, pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the reverse split. See "Note 15. 'Subsequent Events' of Item 8. 'Financial Statements.' " The prices in the table below do not reflect the impact of the reverse stock split.

2001	HIGH	LOW
First Quarter	$4.3750	$2.4000
Second Quarter	2.7000	1.9500
Third Quarter	2.0000	0.9500
Fourth Quarter	0.9900	0.3500
2000	HIGH	LOW
First Quarter	$6.1875	$4.0625
Second Quarter	6.0625	5.1250
Third Quarter	5.9375	5.2500
Fourth Quarter	5.8750	4.1875

ITEM 6.    SELECTED FINANCIAL DATA.

Selected Financial Data

(In thousands, except per share and number of restaurants data)

	2001	2000	1999	1998	1997
Revenues	$150,871	$141,697	$140,937	$145,188	$151,202
Impairment of assets and restructuring charges	5,699	3,810	4,890	—	43,374
Total restaurant and operating expenses	160,484	149,074	142,454	143,841	190,494
(Loss) income before income taxes and extraordinary item	(13,671)	(10,426)	(3,540)	571	(40,757)
Extraordinary item, material modification of debt	942	—	—	—	—
Net (loss) income	(19,993)	(10,426)	(3,540)	571	(31,118)
Net (loss) income available to common shares	(20,427)	(10,426)	(3,540)	571	(31,118)
Net (loss) income per common share before extraordinary item—Basic and diluted(1)	(9.89)	(5.31)	(1.81)	0.29	(15.92)
Extraordinary item, material modification of debt(1)	(0.48)	—	—	—	—
Net (loss) income per common share—Basic and diluted (1)	(10.37)	(5.31)	(1.81)	0.29	(15.92)
Balance sheet data (end of period):
Total assets	89,678	108,395	100,456	88,446	88,245
Current portion of long-term obligations	25,390	4,210	1,685	724	816
Long-term indebtedness	8,409	25,908	22,413	8,470	5,746
Stockholders' equity	33,254	45,961	56,289	59,754	59,005

Number of restaurants (end of period)	45	46	51	58	60

(1)
On February 22, 2002, the Company effected a reverse split of its Common Stock, pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the reverse split. The reverse split has been reflected in the accompanying financial data schedule as if the reverse split had occurred at the beginning of fiscal 1997.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The Company operates full-service seafood and steakhouse restaurants located predominately throughout the East and West coasts of the United States. The Company's restaurant concepts include Chart House restaurants, which are full-service seafood restaurants characterized by a comprehensive menu of eight species of fresh fish at any one time that are the basis for over 40 preparation choices; Angelo and Maxie's Steakhouse, which competes in the upscale steakhouse sector, providing a differentiated, high-energy dining experience that appeals to non-traditional steakhouse consumers; and

Peohe's, a seafood restaurant with a more extensive menu. The Company operated the following number of restaurants at the end of fiscal years 2001, 2000, and 1999:

	Chart House	Angelo and Maxie's(1)	Peohe's	Total
2001	38	6	1	45
2000	40	5	1	46
1999	49	1	1	51

(1)
The Company acquired the first Angelo and Maxie's restaurant during April 1999.

        During 1998, the Company identified a number of opportunities intended to reposition the Company for growth. These opportunities included disposing of 22 restaurants, 11 of which were identified for disposal during 1999. In addition, the Company executed a $31 million renovation program to remodel the restaurants it continues to operate. The Company also acquired Angelo and Maxie's Steakhouse during 1999 to diversify its seafood portfolio. The Company opened a total of six additional Angelo and Maxie's restaurants over 2000 and 2001. One of these locations was closed during the fourth quarter of 2001 and the Company anticipates closing another location in 2002.    During 2001, the Company canceled restaurant development plans at three locations and currently has no plans to open additional restaurants during 2002. The Company will continue to evaluate disposition options for existing restaurants that do not positively contribute to the operations of the Company.

        The Company has increased its borrowings from banks and established borrowings with a related party over the three years ended December 31, 2001, primarily to fund the renovation program of the Chart House restaurants and the acquisition and growth of the Angelo and Maxie's Steakhouses. The Company's bank credit facility was most recently amended during the fourth quarter of 2001 in order to, among other things, increase availability by $2.0 million and accelerate the maturity to April 30, 2002. The Company also raised a net $7.1 million ($8.5 million before related costs) from the issuance of Series A preferred stock during the second quarter of 2001. Net proceeds were used primarily to repay a portion of the Company's related party borrowings and construction and other costs associated with the recently opened Angelo and Maxie's Steakhouses. See "Liquidity and Capital Resources."

RESULTS OF OPERATIONS

        The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the restaurant and retail industries and is meant to improve year-to-year comparisons of operating results. The fiscal quarters of the Company consist of 13-week periods. Under this method, certain years will contain 53 weeks. Fiscal 2001 contains 53 weeks, while fiscal 2000 and 1999 contain 52 weeks.

        The following table presents the results of operations for each of the fiscal years ended December 31, 2001, December 25, 2000, and December 27, 1999.

	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Revenues	$150,871	100.0	$141,697	100.0	$140,937	100.0

Operating costs and expenses:
Cost of sales	47,695	31.6	46,347	32.7	45,059	32.0
Restaurant labor	42,603	28.2	40,499	28.6	42,015	29.8
Other operating costs	33,842	22.4	25,795	18.2	26,525	18.8
Rent	9,949	6.7	7,933	5.6	5,405	3.8

Total restaurant costs	134,089	88.9	120,574	85.1	119,004	84.4

Restaurant operating income	16,782	11.1	21,123	14.9	21,933	15.6

Selling, general and administrative expenses	11,245	7.5	12,224	8.6	11,472	8.1
Depreciation and amortization	7,753	5.1	6,922	4.9	7,830	5.6
Pre-opening costs	597	0.4	5,266	3.7	—	—
Impairment of assets and restructuring charges	5,699	3.8	3,810	2.7	4,890	3.5
Loss (gain) on sales of assets	1,101	0.7	278	0.2	(742)	(0.5)

Total restaurant and operating costs	160,484	106.4	149,074	105.2	142,454	101.1

Loss from operations	(9,613)	(6.4)	(7,377)	(5.2)	(1,517)	(1.1)
Interest expense, net	4,958	3.3	3,049	2.2	2,023	1.4
Other income	(900)	(0.6)	—	—	—	—

Loss before income taxes and extraordinary item	(13,671)	(9.1)	(10,426)	(7.4)	(3,540)	(2.5)
Provision for income taxes	5,380	3.5	—	—	—	—

Net loss before extraordinary item	(19,051)	(12.6)	(10,426)	(7.4)	(3,540)	(2.5)
Extraordinary item, material modification of debt	942	0.7	—	—	—	—

Net loss	$(19,993)	(13.3)	$(10,426)	(7.4)	$(3,540)	(2.5)
Preferred stock dividends	434	0.2	—	—	—	—

Net loss available to common shares	$(20,427)	(13.5)	$(10,426)	(7.4)	$(3,540)	(2.5)

Fiscal 2001 Compared to Fiscal 2000

        Revenues increased $9.2 million, or 6.5%, to $150.9 million in fiscal 2001, compared to $141.7 million in fiscal 2000. The increase in revenues is primarily due to the addition of two new Angelo and Maxie's restaurants opened during 2001 ($5.0 million), 2001 full-year performance of four Angelo and Maxie's restaurants opened and two Chart House restaurants reopened during 2000 ($12.6 million), and a 53rd week of sales ($3.6 million). These increases were offset by a 4.8% decrease in comparable restaurant revenues ($5.7 million) and a reduction in revenues from restaurants disposed during 2000 and 2001 ($6.3 million).

        Comparable restaurant revenues for the 36 Chart House, one Angelo and Maxie's, and one Peohe's restaurants open for the entire current and prior fiscal years decreased 4.8%. Management attributes the decline in comparable restaurant revenues to the economic slowdown experienced since early 2001, particularly on the West coast. The decline in revenues for the year was also significantly affected by the national tragedy on September 11, 2001. In addition, the Company's first quarter 2001 experienced unseasonably cold and/or wet weather compared with rather mild weather in spring 2000. Adverse weather conditions affect the Company's ability to utilize outdoor seating at a number of its restaurants in addition to reducing customer visits in general. Management believes the corporate community, a significant component of upscale restaurant revenues, has altered its travel and entertainment practices in response to the current economic slowdown and fears over recent national events. Management expects that continued economic weakness will continue to challenge its ability to stimulate revenue growth.

        Cost of sales as a percentage of restaurant revenues decreased by 1.1 percentage points in fiscal 2001, compared with fiscal 2000. This margin improvement was attributable to the continued emphasis on generally lower cost seafood entrees on the Chart House menus. Additionally, margins benefited from price increases for select menu items. Cost of sales at the Angelo and Maxie's Steakhouses are higher than at Chart House restaurants as a result of significantly more beef entrees and large portion sizes. Accordingly, the Company anticipates that its cost of sales percentage will increase as relative revenue contribution from the Angelo and Maxie's Steakhouses increases. Part of this increase will be mitigated by contractual arrangements with vendors limiting the effects of inflation on the Company's food costs.

        Restaurant labor as a percentage of restaurant revenues decreased by 0.4 percentage points in fiscal 2001, compared with fiscal 2000. This includes the impact of the January 1, 2001 increase in the Federal minimum wage and reflects operational performance improvements and increased attention to staffing levels by restaurant management.

        Other operating costs as a percentage of restaurant revenues increased by 4.2 percentage points in fiscal 2001, compared with fiscal 2000. This increase is primarily due to increased marketing, insurance, and utility costs over the prior year. In addition, new restaurants, of which there have been four new Angelo and Maxie's opened since fourth quarter of 2000, typically deliver a lower margin in the first months of operations as the restaurant gains operational efficiencies.

        Rent as a percentage of restaurant revenues increased by 1.1 percentage points in fiscal 2001, compared with fiscal 2000. This increase is primarily the result of a sale-leaseback transaction completed with five of the Company's restaurants during June 2000, whereby previously owned properties are currently leased. In addition, the Company has opened four Angelo and Maxie's restaurants since fourth quarter of 2000, offset in part by the closure of three restaurants during 2001.

        Selling, general, and administrative expenses decreased $1.0 million, or 8.0%, to $11.2 million in fiscal 2001, compared to $12.2 million in fiscal 2000. This decrease relates to lower salary and employment expenses as a result of lower headcount and tighter control of related discretionary spending.

        Depreciation and amortization increased $0.8 million, or 12.0%, to $7.8 million in fiscal 2001, compared to $6.9 million in fiscal 2000. The increase is primarily due to $10.5 million of additional equipment and improvements during 2001, primarily related to leasehold improvements at the new Angelo and Maxie's restaurants. Amortization expense related to goodwill and trade name contributed $0.8 million, $0.8 million, and $0.6 million to these costs during fiscal 2001, 2000, and 1999, respectively. Amortization for goodwill and trade name will be eliminated in 2002 and beyond when the Company implements new accounting standards relative to intangible assets. See "New Accounting Pronouncements."

        Pre-opening costs were $0.6 million in fiscal 2001, compared to $5.3 million in fiscal 2000. Pre-opening costs primarily reflect salaries and benefits and training costs for new employees. The Company opened two new Angelo and Maxie's restaurants in the first half of 2001; no restaurants were opened during the second half of 2001. The Company currently has no plans to open any new restaurants during 2002.

        The Company incurred special charges of $5.7 million in fiscal 2001, primarily for impairment of assets and exit costs related to the termination of leases on five restaurants. The impairment charges and a portion of the exit costs relate to two Angelo and Maxie's restaurants, one of which was closed in the fourth quarter of 2001 and the other of which is expected to be closed in 2002. The balance of the exit costs relate to three locations where restaurant development plans have been canceled. During fiscal 2000, the Company incurred special charges of $3.8 million, related to fixed asset write-downs due to impairment and exit costs related to the disposition of several Chart House restaurants.

        Several asset disposals resulted in a $1.1 million net loss during fiscal 2001. Asset disposals during fiscal 2000 resulted in a $0.3 million net loss.

        Interest expense increased $1.9 million, or 62.6%, to $4.9 million in fiscal 2001, compared to $3.0 million in fiscal 2000. This increase relates to higher debt balances, including third party debt which accrues interest at a higher rate than the debt under the Credit Agreement, offset in part by lower market rates. See "Liquidity and Capital Resources."

        The Company recognized $0.9 million of other income during the first quarter of 2001, related to proceeds received from the sale of rights to a ground lease for one restaurant that had been closed.

        The decline in restaurant revenues following the events of September 11th challenged the Company's ability to achieve a level of profitability sufficient to utilize net operating loss and tax credit carryforwards and thereby realize the balance of its deferred tax asset. Accordingly, the Company has determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset and increased its valuation allowance by $5.4 million during the third quarter of fiscal 2001, fully reserving the balance of its deferred tax asset.

        The Company amended its Credit Agreement during October 2001, materially modifying its terms. Accordingly, the Company expensed $0.9 million of unamortized deferred financing costs related to the Credit Agreement during the third quarter of 2001. See "Liquidity and Capital Resources."

        The Company issued Series A convertible preferred stock during June 2001. The Series A preferred stock is entitled to dividends at the rate of 10% per annum, based on the original issue price of $2.25 per share. The Company paid and accrued preferred dividends in the aggregate of $0.4 million during 2001. The dividends paid were in the form of additional preferred shares. See "Liquidity and Capital Resources."

Fiscal 2000 Compared to Fiscal 1999

        Revenues increased $0.8 million, or 0.5%, to $141.7 million in fiscal 2000, compared to $140.9 million in fiscal 1999. The increase in revenues is primarily due to the reopening in May 2000 of one Chart House restaurant that had been closed due to a fire since 1998 and four new Angelo and Maxie's Steakhouses opened during 2000 ($10.4 million), 2000 full-year performance of the first Angelo and Maxie's Steakhouses acquired during April 1999 ($3.7 million), and a 6.3% increase in comparable restaurant revenues ($6.5 million). These increases were offset by a decrease in revenues related to 18 restaurants closed during 1999 and 2000 ($19.8 million).

        Comparable restaurant revenues for the 37 Chart House and one Peohe's restaurants open for the entire 2000 and 1999 fiscal years increased 6.3%. Management attributes this growth to the continued focus on executing a quality menu with uncompromising customer service, and, in several locations, renewed interest following significant remodeling.

        Cost of sales as a percentage of restaurant revenues increased by 0.7 percentage points in fiscal 2000, compared with fiscal 1999. The increase is largely due to the increase in the ratio of Angelo and

Maxie's Steakhouses to total restaurants. The menu at Angelo and Maxie's contains significantly more beef items and large portion sizes. This results in higher food costs than have typically been realized at the Chart House restaurants.

        Restaurant labor as a percentage of restaurant revenues decreased by 1.2 percentage points in fiscal 2000, compared with fiscal 1999. In 1999, higher restaurant labor expense was due to enhanced management staffing and the addition of several catering sales managers, as well as training expenditures related to a new menu roll out.

        Other operating costs as a percentage of restaurant revenues decreased by 0.6 percentage points in fiscal 2000, compared with fiscal 1999. This decrease is primarily attributable to lower repair and maintenance expenses.

        Rent as a percentage of restaurant revenues increased by 1.8 percentage points in fiscal 2000, compared with fiscal 1999. This increase is primarily the result of a sale-leaseback transaction completed with five of the Company's restaurants during June 2000, whereby previously owned properties are currently leased. In addition, the Company opened four Angelo and Maxie's Steakhouses during 2000.

        Selling, general, and administrative expenses increased $0.8 million, or 6.6%, to $12.2 million in fiscal 2000, compared to $11.5 million in fiscal 1999. This increase reflects Company initiatives in 2000 to expand its restaurant base and build a corporate infrastructure to promote the Angelo and Maxie's concept and restaurant growth.

        Depreciation and amortization decreased $0.9 million, or 11.6%, to $6.9 million in fiscal 2000, compared to $7.8 million in fiscal 1999. Depreciation and amortization decreased as a percentage of sales due to the fewer number of restaurants in operation. Furthermore, a sale-leaseback transaction entered into in June 2000 eliminated depreciation for five buildings.

        Pre-opening costs were $5.3 million in fiscal 2000. These costs primarily reflect salaries and benefits and training costs for new employees. The Company opened four new Angelo and Maxie's Steakhouses and reopened two major Chart House restaurants (Boston, MA and Weehawken, NJ) during 2000.

        The Company incurred special charges of $4.9 million in fiscal 1999 for asset impairment write-downs and other charges related to the closure of eleven Chart House restaurants. In 2000, the Company incurred an additional $3.8 million restructuring charge for incremental exit costs and asset impairment write-downs for the remaining restaurants identified for disposal. The restructuring charge includes a net write-down of assets of $1.0 million and an additional restructuring charge of $2.8 million.

        Several asset disposals resulted in a net loss of $0.3 million during fiscal 2000. Six restaurant properties were sold in 1999 generating gains of $0.7 million.

        Interest expense increased $1.0 million, or 50.7%, to $3.0 million in fiscal 2000, compared to $2.0 million in fiscal 1999. This increase reflects a full year of interest on the $15 million term loan obtained in mid-1999.

OPERATING OUTLOOK

        The Company's primary operating objective in 2002 is to recapture the positive trend in comparable restaurant revenues following the devastating impact of the events of September 11, 2001. The Company experienced a 4.8% decline in comparable restaurant revenues in 2001 after posting a 6.3% increase in 2000. Although severely affected by last September's tragedy, the Company's revenues were also negatively impacted by the economic recession. Management believes that an improving economic environment coupled with targeted marketing strategies will permit it to achieve its revenue objectives.

        The Company's marketing strategies for the Chart House concept include continued focus on the seafood oriented menu and targeted marketing related to an early dining program, prix fixe dinner selection, and monthly seafood promotions. The marketing strategies for Angelo and Maxie's will primarily be oriented toward brand recognition for this relatively new concept.

        Commodity price increases, especially for seafood and beef products, will decrease profit margins to the extent the Company is not able to pass on these cost increases to its customers. To partially mitigate this risk, the Company has entered into purchase agreements for certain frozen seafood and fresh beef items. In addition, the State of California, where the Company has a significant number of restaurants, increased the minimum wage from $6.25 to $6.75, effective January 1, 2002. Any future minimum wage increases legislated by Federal or state authorities will have a detrimental impact on labor costs. Further, significant increases in utility costs similar to those experienced at a number of the Company's restaurants in 2001 will have an adverse impact on operating margins. Finally, continued availability and capacity issues relative to the Company's property and casualty insurance programs will have an adverse impact on operating margins. The Company continues to evaluate operating efficiencies to improve margins and protect against significant operating cost increases that cannot be mitigated by price increases.

        The Company has experienced net losses in each of the last three fiscal years. Although improvements have been realized in cost of sales and labor costs, these improvements have been more than offset by increased costs for utilities, insurance, and rent. Additionally, the Company experienced a 4.8% decline in comparable restaurant revenues in 2001. Recent trends indicate that comparable restaurant revenues will improve in 2002 and, consequently, management anticipates maintaining and possibly improving operating margins. The maturation of the Angelo and Maxie's Steakhouses and cost saving initiatives implemented in October 2001 should permit the Company to achieve appropriate operating margins. Finally, changes in the Company's capital structure will be required to reduce the interest burden on the Company's operations.

        The Company's financial condition does not allow for the expansion of either of its restaurant concepts in 2002. Results of operations and changes in the Company's capital structure will determine the nature, extent, and timing of future restaurant development.

LIQUIDITY AND CAPITAL RESOURCES

	2001	2000	1999
Cash provided by operating activities	$858	$552	$3,177
Business acquisition, net of cash	—	—	(10,383)
Net proceeds from disposition of assets	98	17,835	7,363
Cash used in investing activities (other than business acquisition and dispositions of assets)	(10,517)	(24,671)	(13,837)
Cash provided by financing activities	9,438	6,243	13,838

Net (decrease) increase in cash	$(123)	$(41)	$158

        The Company requires the introduction of capital in 2002 to retire or refinance in excess of $25 million of senior, secured debt under the Credit Agreement that matures on April 30, 2002. In December 2001, the Company's Board of Directors retained an investment bank to assist the management of the Company in a review of its strategic alternatives with a principal focus on identifying appropriate sources of capital to address the debt maturity matter. This process has identified a number of capital sources, several of whom have expressed possible interest in making a significant investment in the Company. Although no definitive agreements have been reached with any of these potential investors, and no assurances can be given, management continues to believe that this process will be successful. While no assurances can be given, management believes that it will be able to continue to operate its restaurants and that the debt maturity matter will be satisfactorily resolved.

        Historically, the Company required capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants. The Company funded its capital requirements through debt financing, both with third party banks and related parties, equity financing, and cash flows from operations.

        Cash from operating activities did not change materially in 2001 compared to 2000. Cash from operating activities decreased in 2000 from 1999 due to the payment of more than $5 million in pre-opening expenses, occupancy costs incurred at restaurants held for disposal, and increased insurance costs. The Company did not incur significant pre-opening costs in 2001. The Company received $1.0 million and $1.1 million in 2001 and 2000, respectively, from iDine for the advance sale of discounted food and beverage credits, and in turn paid $3.1 million during 2001 toward these advances and for marketing benefits, to iDine in connection with the Company's participation in iDine's frequent diner program. The current marketing agreement provides for $3 million of additional cash advances subsequent to December 31, 2001. In 2001 and 2000, landlords contributed $0.7 million and $2.3 million, respectively, to the Company toward the Company's development of five restaurants.

        Cash used in investing activities in 2001 consists of capital expenditures of $4.6 million related to the opening of two new Angelo and Maxie's Steakhouses and capital expenditures at the existing restaurants and corporate headquarters. Cash used in investing activities in 2000 consists of capital expenditures approaching $25 million offset by $17.8 million in proceeds from the disposal of restaurant properties. The $10.6 million increase in capital expenditures from 1999 to 2000 reflects investment in four newly constructed Angelo and Maxie's Steakhouses. Capital expenditures in previous years reflects remodeling and renovation of existing restaurants. The Company currently projects 2002 capital expenditures to be approximately $1.2 million.

        Cash provided by financing activities in 2001 includes $7.1 million ($8.5 million before related costs) from the issuance of Series A preferred stock during the second quarter of 2001. Net proceeds were used primarily to repay a portion of the Company's subordinated indebtedness owed to a related party and construction costs related to the opening of new Angelo and Maxie's Steakhouses. The Company also increased its borrowings under its Credit Agreement by a net $0.6 million to fund investing and operating activities. The Company increased its borrowings from a related party by a net $3.0 million during 2001, primarily to fund capital expenditures. Cash provided by financing activities in 2000 included proceeds from a related party and net borrowings under its Credit Agreement. In 2000, the Company began making quarterly principal payments that were originally due under the Credit Agreement. Principal payments subsequent to September 24, 2001, have been deferred until the maturity date of April 30, 2002. Continued payments to the previous owners of the Angelo and Maxie's Steakhouse totaled $0.8 million in both 2001 and 2000. Payments under this agreement continue until April 2002.

        At the end of 2001, the Company had approximately $3.7 million available for future borrowings under the Credit Agreement, including $0.5 million from a related party. Amounts outstanding under the Credit Agreement at the end of 2001 totaled $25.2 million and accrued interest at the prime rate, plus 2.75%, which was 7.5% at December 31, 2001. The balance outstanding under the Credit Agreement at December 31, 2001 includes $1.5 million funded by a related party, which accrues interest at 16.32% to give effect to the subordinate nature of the related party's participation in the Credit Agreement. The terms of the Credit Agreement were amended during October 2001, providing for, among other things, up to $2 million of additional liquidity provided by a related party, deferral of principal and interest payments, elimination of all but one financial covenant, and acceleration of the maturity date to April 30, 2002. The changes contained in the amendment constitute a material modification of the Credit Agreement; accordingly, deferred finance charges of $0.9 million related to the Credit Agreement were written-off and reported as an extraordinary item in the statement of operations during the third quarter of 2001.

        The Company also owes $5.6 million to EGI-Fund (01) Investors, L.L.C., a related party, at the end of 2001. The amount consists of an aggregate $5.0 million in notes, due March 31, 2005, and accrued interest at the applicable Eurodollar rate, plus 16%, which was 18.03% at December 31, 2001. The additional $0.6 million consists of accrued interest and consulting fees. Interest is payable at maturity or when certain leverage ratios are attained, which management believes will not be met during 2002.

        In June 2001, the Company issued, pursuant to a rights offering, 3,777,778 shares of $1.00 par value Series A Preferred Stock and received net proceeds of $7.1 million ($8.5 million before related costs). Net proceeds were used primarily to repay a portion of the indebtedness owed to a related party and pay certain amounts owed to contractors and other expenses related to new restaurant openings and for certain other purposes. Dividends are payable at the rate of $0.225 per share per annum, accrue from the date of issuance, and are cumulative. The Credit Agreement currently restricts the payment of cash dividends. The terms of the Series A Preferred Stock provide that, to the extent that dividends may not be paid in cash, they are to be paid with additional shares of Preferred Stock. Dividends of $0.3 million in additional shares of Preferred Stock were issued in December 2001. An additional $0.1 million of dividends has been accrued as of December 31, 2001. The shares are convertible at the option of the holder at any time into shares of Common Stock on a six-for-one basis, subject to adjustment in certain circumstances, after giving effect to a one for six reverse split of the Company's Common Stock effective February 22, 2002. See "Note 15. 'Subsequent Events' of Item 8. 'Financial Statements."' The Company may, under certain circumstances, redeem the preferred shares after June 26, 2002, at redemption prices that increase each year. The initial redemption price is 150% of the original issuance price. Upon liquidation, dissolution, or if a change in control of the Company occurs, as defined, holders of the Series A preferred shares will be entitled to payment. The amount per share of the payment will be the greater of (a) $2.25, plus all accrued but unpaid dividends to date, plus, if after the payment is made, there are any remaining assets and funds, they will be distributed to holders of the Series A preferred shares and the Company's other equity securities, ratably, on an as-converted basis, provided that the distributions to holders of the Series A preferred shares will not exceed $4 million in the aggregate, subject to reduction in certain circumstances; or (b) the amount determined by dividing (i) the total amount available for distribution, by (ii) the total number of outstanding shares of common stock, determined on an as-converted basis.

        The Company is liable under various capital and operating lease agreements, primarily related to restaurant locations. The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements.

        The following table summarizes the Company's contractual obligations as of December 31, 2001 (in 000's):

		Payments due by year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Credit Agreement	$25,150	$25,150	$—	$—	$—
Related party debt	5,577	—	—	5,577	—
Capital lease obligations (1)	5,864	522	914	851	3,577
Operating lease obligations (2)	61,065	6,341	12,018	11,199	31,507

Total	$97,656	$32,013	$12,932	$17,627	$35,084

(1)
Includes interest.

(2)
Reflects minimum rental payments due through either primary lease term or current option period only.

        The following table summarizes the Company's contingent liabilities as of December 31, 2001 (in 000's):

		Amount of contingent liability expiration per year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Letters of credit (1)	$1,888	$1,888	$—	$—	$—
Property subleases (2)	3,151	223	644	416	1,868
Guarantees of debt (3)	4,000	—	4,000	—	—

Total	$9,039	$2,111	$4,644	$416	$1,868

(1)
Related to lease obligations and self-insurance reserves. The majority of these letters of credit automatically renew for one-year terms until the leases expire or the insurance claims are settled.

(2)
Represents the Company's exposure, in excess of amounts accrued in the financial statements as of December 31, 2001, under leases for restaurants previously operated by the Company and subleased to third parties. The Company becomes obligated only in event of a sublessee default.

(3)
In connection with the 1997 sale of a previously operated restaurant concept, the Company agreed to guarantee up to $4.0 million of bank debt that is secured by the restaurant assets. This guarantee will expire at the earlier of 2004 or upon refinancing of the debt.

NEW ACCOUNTING PRONOUNCEMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The adoption of this statement had no impact on the Company's financial statements for the year ended December 31, 2001.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that, upon adoption, the Company discontinue amortization of goodwill and certain other intangible assets. In addition, the requirements include assessing goodwill and intangible assets for impairment at least once per fiscal year. Impairment losses will be reported as operating expenses. The Company will adopt the provisions of this statement for the first quarter of 2002. Future financial statements, post adoption, will reflect results of operations without goodwill and trade name amortization expense as well as possible impairment charges. Amortization expense related to goodwill and trade name was approximately $0.8 million, $0.8 million, and $0.6 million for fiscal years 2001, 2000, and 1999, respectively. These costs will not be included in operations beginning in fiscal 2002. The impact on the Company's financial statements, if any, for impairment charges from the adoption of SFAS No. 142 is not readily determinable.

        In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset, which is governed by the provisions of SFAS No. 144. The Company will adopt the provisions of this statement for the first quarter of 2002. The adoption of this statement will have no impact on the Company's financial statements.

        In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. The changes include, among other things, removing goodwill from its scope thereby eliminating the current requirement to allocate goodwill to long-lived assets tested for impairment. The new statement also defines detailed criteria for assets being "held for sale." The Company will adopt the provisions of this statement for the first quarter of 2002. The impact on the Company's financial statement, if any, for impairment charges from the adoption of SFAS No. 144 is not readily determinable.

EFFECT OF INFLATION

        Management does not believe inflation has had a significant effect on Company operations during the past several years. Although the Company generally has been able to substantially offset increases in its restaurant and operating costs resulting from inflation by increasing menu prices or making other adjustments, there can be no assurance that it will be able to do so in the future. Although management does not anticipate inflation having a material effect on restaurant operating income in 2002, future increases in labor cost, food cost, or other operating costs, including insurance and utilities, could adversely affect the Company's operating results.

SEASONALITY

        The Company's business is seasonal in nature, with revenues and operating income for the second and third quarters greater than in the first and fourth quarters as the Company benefits from expanded seating capacity and the generally higher level of leisure travel in the spring and summer quarters.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk consists of its Credit Agreement that is benchmarked to the prime rate. The impact on the Company's results of operations of a one-point interest rate change on this outstanding debt balance as of December 31, 2001, would be approximately $0.3 million in incremental interest expense. The Company's exposure to interest rate risk also consists of its related party debt that is benchmarked to the Eurodollar rate. The impact on the Company's results of operations of a one-point interest rate change on this outstanding debt balance as of December 31, 2001, would be approximately $0.1 million in incremental interest expense. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company also does not use derivative instruments for trading purposes. The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements or arrangements with vendors. These purchase agreements or arrangements may contain features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price fluctuations are generally short term in nature.

ITEM 8. FINANCIAL STATEMENTS.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

ASSETS	December 31, 2001	December 25, 2000
Current assets:
Cash	$260	$383
Accounts receivable, net	2,721	3,764
Inventories	2,365	2,401
Prepaid expenses and other current assets	647	811
Current portion of deferred tax asset	—	77

Total current assets	5,993	7,436

Equipment and Improvements:
Equipment	36,481	35,387
Leasehold interests and improvements	74,152	71,596
Construction in progress	—	9,518

	110,633	116,501
Less: Accumulated depreciation and amortization	43,378	39,311

Equipment and improvements, net	67,255	77,190

Leased property under capital leases, less accumulated amortization of $2,520 in 2001 and $2,319 in 2000	1,779	1,979

Other assets, less accumulated amortization of $4,717 in 2001 and $3,860 in 2000:
Goodwill	7,857	8,282
Trade name	6,045	6,394
Non-current portion of deferred tax asset	—	5,303
Other assets	749	1,811

Total other assets, net	14,651	21,790

Total assets	$89,678	$108,395

        The accompanying notes are an integral part of these consolidated balance sheets.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except for share data)

LIABILITIES AND STOCKHOLDERS' EQUITY	December 31, 2001	December 25, 2000
Current liabilities:
Current portion of long-term obligations	$25,390	$4,210
Accounts payable	10,107	19,596
Accrued liabilities	12,518	12,720

Total current liabilities	48,015	36,526

Non-current liabilities (excluding current portion):
Deferred payments on acquisition	—	250
Long-term debt	—	20,600
Long-term debt to related parties	5,577	2,000
Long-term obligations under capital leases	2,832	3,058

Total non-current liabilities (excluding current portion)	8,409	25,908

Stockholders' equity:
Preferred Stock, $1.00 par value, authorized 10,000,000 shares; 3,970,550 and 0 outstanding in 2001 and 2000, respectively	3,971	—
Common Stock, $0.01 par value, authorized 30,000,000 shares; 1,975,766 and 1,965,922 shares outstanding in 2001 and 2000, respectively	20	20
Additional paid-in capital	65,123	61,374
Retained deficit	(35,860)	(15,433)

Total stockholders' equity	33,254	45,961

	$89,678	$108,395

        The accompanying notes are an integral part of these consolidated balance sheets.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal years ended
	December 31, 2001	December 25, 2000	December 27, 1999
Revenues	$150,871	$141,697	$140,937

Operating costs and expenses:
Cost of sales	47,695	46,347	45,059
Restaurant labor	42,603	40,499	42,015
Other operating costs	33,842	25,795	26,525
Rent	9,949	7,933	5,405

Total restaurant costs	134,089	120,574	119,004
Selling, general and administrative expenses	11,245	12,224	11,472
Depreciation and amortization	7,753	6,922	7,830
Pre-opening costs	597	5,266	—
Impairment of assets and restructuring charges	5,699	3,810	4,890
Loss (gain) on sales of assets	1,101	278	(742)

Total restaurant and operating costs	160,484	149,074	142,454

Loss from operations	(9,613)	(7,377)	(1,517)
Interest expense, net	4,958	3,049	2,023
Other income	(900)	—	—

Loss before income taxes and extraordinary item	(13,671)	(10,426)	(3,540)
Provision for income taxes	5,380	—	—

Net loss before extraordinary item	(19,051)	(10,426)	(3,540)
Extraordinary item, material modification of debt	942	—	—

Net loss	$(19,993)	$(10,426)	$(3,540)
Preferred stock dividends	434	—	—

Net loss available to common shares	$(20,427)	$(10,426)	$(3,540)

Net loss per common share before extraordinary item—Basic and diluted	$(9.89)	$(5.31)	$(1.81)
Extraordinary item, material modification of debt	(0.48)	—	—

Net loss per common share—Basic and diluted	$(10.37)	$(5.31)	$(1.81)

Weighted-average shares outstanding	1,970	1,965	1,961

The accompanying notes are an integral part of these consolidated statements.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred Stock		Common Stock
					Additional paid-in capital	Retained deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 28, 1998	—	$—	1,960	$20	$61,201	$(1,467)	$59,754
Non-employee director compensation	—	—	2	—	75	—	75
Net loss	—	—	—	—	—	(3,540)	(3,540)

Balance, December 27, 1999	—	—	1,962	20	61,276	(5,007)	56,289
Issuance of new shares	—	—	4	—	98	—	98
Net loss	—	—	—	—	—	(10,426)	(10,426)

Balance, December 25, 2000	—	—	1,966	20	61,374	(15,433)	45,961
Preferred Stock issuance, net	3,778	3,778	—	—	3,323	—	7,101
Preferred dividends	193	193	—	—	241	(434)	—
Employee stock plan	—	—	4	—	45	—	45
Non-employee director compensation	—	—	6	—	140	—	140
Net loss	—	—	—	—	—	(19,993)	(19,993)

Balance, December 31, 2001	3,971	$3,971	1,976	$20	$65,123	$(35,860)	$33,254

The accompanying notes are an integral part of these consolidated statements.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal years ended
	December 31, 2001	December 25, 2000	December 27, 1999
Cash flows from operating activities:
Net loss	$(19,993)	$(10,426)	$(3,540)
Adjustments to reconcile net loss to cash flows provided by operating activities:
Extraordinary item, material modification of debt	942	—	—
Depreciation and amortization	7,753	6,922	7,830
Amortization of debt issuance costs	226	180	92
Deferred income taxes	5,380	—	—
Common Stock issued in lieu of compensation	140	—	75
Impairment of assets and restructuring charges	5,699	3,810	4,890
Loss (gain) on sales of assets	1,101	278	(742)
Change in net current liabilities:
Decrease (increase) in accounts receivable	1,043	(795)	306
Decrease (increase) in inventories	36	(119)	152
Decrease (increase) in prepaid expenses and other assets	164	(281)	30
(Decrease) increase in accounts payable	(2,112)	3,311	923
Increase (decrease) in accrued liabilities	479	(5,294)	(6,839)
Increase in deferred income	—	2,966	—

Cash provided by operating activities	858	552	3,177

Cash flows from investing activities:
Expenditures for equipment and improvements	(10,532)	(24,403)	(13,839)
Reductions (increases) in other assets	15	(268)	2
Net proceeds from disposition of assets	98	17,835	7,363
Business acquisition, net of cash	—	—	(10,383)

Cash used in investing activities	(10,419)	(6,836)	(16,857)

Cash flows from financing activities:
Principal payments on obligations under capital leases	(210)	(205)	(724)
Net borrowings under revolving credit agreement	2,800	6,900	750
Proceeds from issuance of debt	—	—	15,000
Payments of long-term debt	(2,250)	(1,500)	—
Proceeds from long-term debt from related parties	3,579	2,000	—
Payments of long-term debt from related parties	(579)	—	—
Debt/equity issuance costs	(1,701)	(300)	(688)
Payments under acquisition agreement	(746)	(750)	(500)
Proceeds from issuance of preferred stock	8,500	—	—
Proceeds from issuance of common stock	45	98	—

Cash provided by financing activities	9,438	6,243	13,838

(Decrease) increase in cash	(123)	(41)	158
Cash, beginning of year	383	424	266

Cash, end of year	$260	$383	$424

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(In thousands)

	Fiscal years ended
	December 31, 2001	December 25, 2000	December 27, 1999
Supplemental cash flow disclosure:
Cash paid during the year for:
Interest	$4,292	$2,539	$1,695
Income taxes	$59	$158	$(395)
Non-cash investing and financing activities:
Liabilities incurred for construction in progress	$—	$6,574	$351
Capitalized lease obligations released	$—	$(115)	$(197)
Deferred payment obligation incurred for business acquisition	$—	$—	$1,750

The accompanying notes are an integral part of these consolidated statements.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Going Concern

        The consolidated financial statements of Chart House Enterprises, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared on the basis of the Company's continuing as a going concern. The Company has experienced net losses in each of the last three fiscal years. These results, in conjunction with an extensive restaurant renovation and expansion program, have severely strained the Company's capital resources. At December 31, 2001, the Company had in excess of $25 million of senior, secured debt that matures on April 30, 2002. See Note 8. "Debt." The debt maturity issue raises substantial doubt about the Company's ability to continue as a going concern. Since December 2001, the Company has been conducting a review of strategic alternatives with a principal focus on identifying appropriate sources of capital to address the debt maturity matter. This process has identified a number of capital sources, several of whom have expressed possible interest in making a significant investment in the Company. Although no definitive agreements have been reached with any of these potential investors, and no assurances can be given, management continues to believe that this process will be successful.

        In the event the Company is not able to obtain sufficient capital by April 30, 2002 to retire the senior, secured debt, the lenders have the right to foreclose on their collateral. Alternatives to foreclosure include, among others, extension of the maturity date or a filing for reorganization by the Company under the Federal Bankruptcy Code. While no assurances can be given, management believes that the Company will be able to continue to operate its restaurants and that the debt maturity matter will be satisfactorily resolved. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  Basis of Presentation

        The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the restaurant and retail industries and is meant to improve year-to-year comparisons of operating results. The fiscal quarters for the Company consist of 13-week periods. Under this method, certain years will contain 53 weeks. Fiscal 2001 contains 53 weeks, while fiscal 2000 and 1999 contain 52 weeks.

        On February 22, 2002, the Company effected a reverse stock split ("Reverse Stock Split") of its Common Stock, par value $0.01 per share ("Common Stock"), pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the Reverse Stock Split. See Note 15. "Subsequent Events." The Reverse Stock Split has been reflected in the accompanying financial statements and notes thereto as if the reverse split had occurred at the beginning of fiscal 1999.

  Nature of Operations

        The Company is engaged in the restaurant business. At December 31, 2001, the Company operated 38 Chart House restaurants, one Peohe's restaurant, and six Angelo and Maxie's Steakhouses. The restaurants are located primarily on the East and West coasts of the United States. At December 25, 2000 and December 27, 1999, the Company operated 46 and 51 restaurants, respectively.

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of all subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Reclassification

        Certain prior year balances have been reclassified to conform to the current year presentation.

  Inventories

        Inventories consist of food and beverage items and are valued at the lower of cost (first-in, first-out) or market.

  Equipment and Improvements

        Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life. Equipment is depreciated over lives ranging from three to eight years. Leasehold interests and improvements are depreciated over lives ranging from one to 40 years.

        Maintenance, repairs, and minor purchases are expensed as incurred. Major purchases of equipment and facilities, and major replacements and improvements, are capitalized. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gains or losses are reflected in the accompanying consolidated statements of operations.

  Construction in Progress

        Administrative costs incurred to construct new assets and get them ready for their intended use are capitalized as a component of cost. These costs primarily include salary and travel expenses for construction managers employed by the Company. Interest costs incurred during the construction period are capitalized and amortized on a straight-line basis over the shorter of the lease term, including planned extensions, or the asset life once the site is ready for its intended use.

  Intangibles and Other Assets

        Goodwill represents the excess of purchase price over the fair market value of net identifiable assets acquired. Goodwill was $7,857,000 and $8,282,000, net of accumulated amortization of $3,387,000 and $3,028,000, at December 31, 2001 and December 25, 2000, respectively. Goodwill recorded prior to 1999 is being amortized using the straight-line method over 40 years. Goodwill acquired in 1999 is being amortized using the straight-line method over 20 years. The amount of amortization expense recorded was $403,000, $426,000, and $416,000 in 2001, 2000, and 1999, respectively. Approximately $1,325,000 in carrying value of goodwill was written-off in 2000 due to the sale of four restaurant properties. In 1999, $379,000 in carrying value of goodwill was written-off upon the sale of one restaurant and $826,000 was written-down as part of the asset write-down for restaurants included in the restructuring charges. See Note 4. "Impairment of Assets and Restructuring Charges." Beginning in 2002, the Company will no longer recognize amortization expense on goodwill in accordance with newly issued accounting pronouncements. See "New Accounting Pronouncements."

        The value of the Angelo and Maxie's trade name was determined using industry estimates for returns on assets. The value of the trade name was $6,045,000 and $6,394,000, net of accumulated amortization of $930,000 and $581,000, at December 31, 2001 and December 25, 2000, respectively, and is being amortized using the straight-line method over 20 years. The amount of amortization expense recorded was $349,000, $349,000, and $233,000 in 2001, 2000, and 1999, respectively. Beginning in 2002, the Company will no longer recognize amortization expense on the trade name in accordance with newly issued accounting pronouncements. See "New Accounting Pronouncements."

        Other assets include costs of liquor licenses of $525,000 and $571,000 at December 31, 2001 and December 25, 2000, respectively. The carrying values of liquor licenses are recorded at the lower of cost or net realizable value and are not being amortized. A substantial number of licenses are transferable and were issued in California, which has a very restricted market for new licenses. For this reason, management believes the licenses, which have indefinite legal lives, will retain their value.

        Other assets also include debt issuance costs of $43,000 and $847,000, net of accumulated amortization of $11,000 and $272,000, at December 31, 2001 and December 25, 2000, respectively. The amounts reflect fees paid in conjunction with the Company's debt facilities and are being amortized over the respective terms of the facilities. Amortized costs reflected in interest expense in the statements of operations were $227,000, $180,000, and $92,000 in 2001, 2000, and 1999, respectively. During October 2001, the Company amended its bank credit facility. As the amendment constituted a material modification of the facility, unamortized debt issuance costs of $942,000 were written-off and are reflected as an extraordinary item in the statements of operations. The unamortized balance at December 31, 2001, relates to long-term debt to related parties. See Note 8. "Debt."

  Long-Lived Assets

        The Company evaluates its assets and properties for impairment, in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"), when events or circumstances indicate that carrying amounts may not be recoverable. In performing this analysis, the Company generally groups assets by individual restaurant property. The amount of impairment, if any, is measured by comparing future estimated cash flows to be generated as a result of operating the particular restaurant, generally over specified lease terms or useful lives, against the carrying value of the related assets. The Company recorded a net impairment charge of $4,605,000 ($5,520,000 less full amortization of deferred income of $915,000), $979,000, and $4,286,000 in 2001, 2000, and 1999, respectively as part of the asset write-down for restaurants included in the restructuring charges. See Note 4. "Impairment of Assets and Restructuring Charges."

  Fair Value of Financial Instruments

        The carrying amounts of cash, accounts receivable and payable, and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's debt and other payables approximate fair value either due to their short-term nature or the variable rates associated with these debt instruments.

  Deferred Income

        During 2001 and 2000, landlords contributed $663,000 and $2,342,000, respectively, towards the Company's development of five restaurants. The contributions are principally amortized against rent expense over the term of the lease. The unamortized balance is included in accrued liabilities on the accompanying consolidated balance sheet. During 2001, deferred income of $915,000 related to two restaurants was fully amortized in conjunction with impairment charges. See Note 4. "Impairment of Assets and Restructuring Charges."

  Revenue Recognition

        The Company records revenues from normal recurring sales upon the performance of services.

  Advertising

        The Company records advertising expense as incurred. Advertising expense was $3,328,000, $1,619,000 and $1,091,000 in fiscal years 2001, 2000, and 1999, respectively.

  Pre-Opening Costs

        Pre-opening costs include hiring and training of employees for new restaurants and are expensed as incurred.

  Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been provided to reduce deferred tax assets to the amounts expected to be realized. The Company has determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset that existed at the beginning of fiscal 2001 and increased its valuation allowance by $5,380,000 in the third quarter of 2001, resulting in a 100% deferred tax asset reserve. See Note 7. "Income Taxes."

  Stock-Based Compensation

        The Company has elected to account for stock-based compensation under the intrinsic value method of accounting. This method measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options to purchase the Company's stock at a price equal to fair market value at the date of grant. The Company has disclosed required pro forma disclosures of compensation expense determined under the fair value method of accounting for stock-based compensation as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). See Note 11. "Stock Option Plans."

  Net Loss Per Common Share

        Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if all common stock equivalents were outstanding. Common stock equivalents are anti-dilutive, by definition, in periods reporting losses and, therefore, excluded from the weighted-average number of shares calculation. The number of stock options outstanding, excluded from calculations of loss per share because their impact is anti-dilutive, was approximately 154,000, 163,000, and 161,000 in 2001, 2000, and 1999, respectively. In addition, the Company issued preferred stock during 2001, shares of which are convertible into shares of common stock on a six-for-one basis. There were 3,971,000 shares of preferred stock outstanding at December 31, 2001, that have also been excluded from the calculation of loss per share because their impact is anti-dilutive. These amounts reflect the impact of the Reverse Stock Split. See Note 15. "Subsequent Events." Diluted earnings per share equals basic earnings per share for all periods presented.

  Segment Reporting

        Reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. The Company believes its restaurants meet the criteria supporting aggregation of all restaurants into one operating segment.

  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS No. 141"), "Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. The adoption of this statement had no impact on the Company's financial statements for the year ended December 31, 2001.

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." SFAS No. 142 requires that, upon adoption, the Company discontinue amortization of goodwill and certain other intangible assets. In addition, the requirements include assessing goodwill and intangible assets for impairment at least once per fiscal year. Impairment losses will be reported as operating expenses. The Company will adopt the provisions of this statement for the first quarter of 2002. Future financial statements, post adoption, will reflect results of operations without goodwill and trade name amortization expense as well as possible impairment charges. Amortization expense related to goodwill and trade name was approximately $752,000, $775,000, and $649,000 for fiscal years 2001, 2000, and 1999, respectively. These costs will not be included in operations beginning in fiscal 2002. The impact on the Company's financial statements, if any, for impairment charges from the adoption of SFAS No. 142 is not readily determinable.

        In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset, which is governed by the provisions of SFAS No. 144. The Company will adopt the provisions of this statement for the first quarter of 2002. The adoption of this statement will have no impact on the Company's financial statements.

        In September 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121. The changes include, among other things, removing goodwill from its scope thereby eliminating the current requirement to allocate goodwill to long-lived assets tested for impairment. The new statement also defines detailed criteria for assets being "held for sale." The Company will adopt the provisions of this statement for the first quarter of 2002. The impact on the Company's financial statements, if any, for impairment charges from the adoption of SFAS No. 144 is not readily determinable.

(2) ALLOWANCE FOR DOUBTFUL ACCOUNTS

        The Company's allowance for doubtful accounts receivable was $59,000 and $226,000 as of December 31, 2001 and December 25, 2000, respectively. During 2001, aggregate receivables of $218,000 were written-off against the allowance. There were no accounts written-off to the allowance in 2000 or 1999. The allowance was increased by $51,000, $50,000, and $140,000 in 2001, 2000, and 1999, respectively. The expense is included in other operating costs in the accompanying consolidated statement of operations.

(3) EQUIPMENT AND IMPROVEMENTS

        Depreciation expense was $6,808,000, $5,990,000, and $7,081,000 in 2001, 2000, and 1999, respectively. The Company capitalizes interest costs directly related to the acquisition of equipment and improvements. Capitalized interest, net of accumulated amortization, was $257,000 and $198,000 at December 31, 2001 and December 25, 2000, respectively. Interest costs capitalized during 2001, 2000, and 1999 were $119,000, $199,000, and $0, respectively. The capitalized costs are amortized over the respective lives of the assets. Amortization expense related to these capitalized costs are $43,000, $0, and $0 during 2001, 2000, and 1999, respectively.

        In June 2000, the Company entered into a sale-leaseback agreement whereby land and buildings owned by the Company were sold to a third party for $15,000,000 in proceeds and subsequently leased back to the Company pursuant to an operating master lease. The gain on disposal of $345,000 was deferred and is included in accrued liabilities in the accompanying consolidated balance sheet. The gain is being amortized against future rent expense over the term of the lease.

(4) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

        In 1999, the Company committed to an expansion plan of both the Chart House and the Angelo and Maxie's concepts. This plan included a reorganization of operations and, as a result, eleven restaurants were identified for disposal. All eleven restaurants remained open through December 27, 1999. In the fourth quarter 1999, the Company recorded $4,286,000 in asset impairment write-down, including impairment of goodwill, and $604,000 in exit costs and severance payments. The write-down of assets to fair value reflected management's estimates of proceeds upon sale less cost to sell.

        In 2000, the Company recorded a restructuring charge of $3,810,000. The charge reflected additional net asset impairment write-downs totaling $979,000, bringing the carrying value of assets held for disposal to zero. The write-down of assets to fair value reflected management's estimates of proceeds upon sale less cost to sell. Additionally, the Company recorded a restructuring charge of $2,831,000 for incremental exit costs, primarily occupancy costs.

        The restaurants identified for disposal in the 1999 plan did not contribute significantly to the Company's loss from operations (excluding overhead allocations) in 2001 or 2000, and had contributed $266,000 operating income during 1999. All of the eleven restaurants have been disposed of by the end of 2001.

        In 2001, the Company recorded an impairment write-down of long-lived assets and restructuring charges of $5,699,000. A significant decline in revenues experienced by the Company following the events of September 11, 2001, suggested an event had occurred that required the Company review its long-lived assets for impairment. The Company recorded a provision for asset impairment of $5,520,000 based on this review and recognized $915,000 of previously deferred income related to the impaired assets. Also in 2001, the Company recorded exit costs of $1,094,000, primarily to terminate leases on two existing restaurants and three locations where restaurant development plans have been canceled.

        The following table illustrates the amounts paid and charged against the liability for restructuring, severance, and other exit costs in 2001:

Liability at December 25, 2000	$1,604,000
Amounts paid during 2001	(1,011,000)
Additional charges during 2001	1,094,000

Liability at December 31, 2001	$1,687,000

        The Company's remaining recorded liability for the restaurant leases that have been or are expected to be disposed of is included in accrued liabilities in the accompanying financial statements. The Company is contingently liable for lease payments on 3 of the 11 restaurants disposed of in the 1999 plan and the recorded liability includes management's estimate of potential costs in the event any of the current tenants default under these leases. See Note 14. "Commitment and Contingencies."

(5) ACQUISITION

        In April 1999, the Company purchased a restaurant business located in New York, New York d/b/a Angelo and Maxie's Steakhouse ("Angelo and Maxie's"). The acquisition was accounted for under the purchase method of accounting. The purchase price was $12,633,000. Of this amount approximately $10,383,000 was paid at closing, including costs of acquisition, with the remaining $2,250,000 due in equal installments over the subsequent 36 months. The identifiable net assets acquired included tangible net assets of $1,015,000, the value of the trade name of $6,975,000, and the value of a non-compete agreement of $450,000. The non-compete agreement is being amortized over its three-year term. Expense related to this agreement totaled $150,000, $150,000, and $100,000 in 2001, 2000, and 1999, respectively. Goodwill of $4,193,000, representing the excess of purchase price over the fair value of identifiable net assets acquired, was recorded as a result of the acquisition. The trade name and goodwill, through December 31, 2001, have been amortized on a straight-line basis over 20 years. See Note 1. "Nature of Operations and Summary of Significant Accounting Policies—New Accounting Pronouncements."

        The results of operations of Angelo and Maxie's are included in the Company's consolidated results of operations from the date of acquisition, April 22, 1999. The following unaudited pro forma results of operations present combined year to date historical financial information as if the acquisition occurred at the beginning of 1999. This unaudited pro forma information may not be indicative of the results that actually would have occurred if the acquisition had taken place at the beginning of the period presented, or of the future results of operations of the Company. All information, except per share amounts, are presented in thousands:

1999
(Unaudited)
Revenues	$143,749
Net loss available to common shares	(3,914)
Net loss per common share—Basic and diluted	$(2.00)

(6) ACCRUED LIABILITIES

        Accrued liabilities consist of the following (in thousands):

	December 31, 2001	December 25, 2000
Deferred income	$2,404	$2,966
Unredeemed gift certificates	2,227	2,256
Payroll and related expenses	1,842	2,235
Restructuring and exit costs	1,687	1,604
Insurance	1,785	1,192
Other	2,573	2,467

	$12,518	$12,720

(7) INCOME TAXES

        The provision for income taxes consists of the following components (in thousands):

	Fiscal years ended
	2001	2000	1999
Current:
State	$(28)	$(1,018)	$(395)
Federal	(127)	(4,598)	(88)

Total current	(155)	(5,616)	(483)
Deferred:
State	1,003	1,018	395
Federal	4,532	4,598	88

Total deferred	5,535	5,616	483

Provision for income taxes	$5,380	$—	$—

        The income tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 31, 2001	December 25, 2000
Deferred tax assets:
Net operating loss carryforwards	$15,576	$11,526
Excess of book expense over tax expense related to fixed asset impairments	7,010	5,995
Deferred tax credits, including targeted jobs and FICA credit carryforwards	5,084	4,334
Excess of book expense over tax expense related to restructuring charges	2,549	1,701
Excess of book expense over tax expense related to capitalized leases	467	522
Other deferred costs	1,073	546

Deferred tax assets	31,759	24,624

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	(7,204)	(8,121)
Compensation and benefits	(225)	(236)
State income taxes	(78)	(78)

Deferred tax liabilities	(7,507)	(8,435)

Net deferred tax assets	24,252	16,189
Less: Valuation allowance	(24,252)	(10,809)

Net deferred tax assets	$—	$5,380

        Net operating loss carryforwards were $40,457,000 and $29,936,000 at December 31, 2001 and December 25, 2000, respectively. Operating loss carry forwards expire annually beginning in the year 2018. Tax credits expire in various years beginning in the year 2010.

        The Company has determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset that existed at the beginning of fiscal 2001 and increased its valuation allowance by $5,380,000 in the third quarter of 2001.

        The provision for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income before tax as follows (in thousands):

	Fiscal years ended
	2001	2000	1999
Statutory Federal income tax benefit	$(6,801)	$(3,545)	$(1,204)
State income taxes, net of Federal benefit	(874)	(406)	(77)
FICA tax credit, net	(495)	(871)	(995)
Keyman's insurance	2	3	—
Meals and entertainment	30	34	28
Amortization of goodwill	75	74	95
Deferred tax asset valuation allowance	13,443	4,711	2,153

Provision for income taxes	$5,380	$—	$—

(8) DEBT

        In April 1999, the Company paid off the outstanding balance of an existing revolving credit agreement and entered into a Revolving Credit and Term Loan Agreement ("Credit Agreement") with the same bank, along with other lending institutions. This Credit Agreement provided for a revolving line of credit of up to $25 million, a term loan of $15 million, and a final maturity of March 31, 2004. The Credit Agreement contains a number of financial and non-financial covenants and is secured by a pledge of all of the Company's assets and capital stock of its subsidiaries.

        The Credit Agreement has been amended on several occasions. In December 2000, the Credit Agreement was amended to provide for a reduction of the revolving line of credit to $17.5 million. Additionally, the interest rates on the revolving and term facilities were increased to either the prime interest rate, plus a maximum of 2.25% or LIBOR, plus a maximum of 4.00%, except for $5 million of the Term Loan, for which interest was LIBOR plus 14%. The covenants were also amended.

        During 2001, the Credit Agreement was amended several times, most recently on October 22, 2001 (the "Amendment"). The Amendment provides for, among other things, up to $2 million of additional liquidity provided by a related party, deferral of principal and interest payments, elimination of all but one financial covenant, and acceleration of the maturity date to April 30, 2002. Accordingly, the total amount due under the Credit Agreement is reflected as a current liability in the accompanying financial statements. The changes contained in the Amendment constitute a material modification of the Credit Agreement. Under generally accepted accounting principles, these changes are viewed as a new agreement which gives rise to the write-off of $942,000 of previously deferred debt financing costs and the presentation of such expense as an extraordinary item in the accompany consolidated financial statements. The interest rates on the revolving and term facilities were also changed to the prime interest rate, plus 2.75%, which was 7.5% at December 31, 2001. The balance outstanding under the Credit Agreement at December 31, 2001 includes $1.5 million funded by a related party, which accrues interest at 16.32% to give effect to the subordinate nature of the related party's participation in the Credit Agreement. At December 31, 2001, the unused portion of the commitment was approximately $3.7 million, including $500,000 from the related party.

        During the period from November 2000 to January 2001, related parties made available to the Company an aggregate $11 million pursuant to unsecured notes. Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13 million. During June 2001, one note was repaid and availability under the second note agreement was reduced to $5 million in conjunction with the Company raising equity financing through the issuance of Series A preferred stock. See Note 12. "Stockholders' Equity." The note accrues interest at the applicable Eurodollar rate plus 16%, which was 18.03% at December 31, 2001, and matures on March 31, 2005. A fee of 12% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001. Interest is payable at maturity or when certain leverage ratios are attained. Management believes these ratios will not be attained for 2002.

(9) LEASES

        The Company is committed under long-term capital and operating lease agreements primarily involving land and restaurant buildings, which expire on various dates through 2020. In addition, a substantial number of leases contain renewal options ranging from five to fifty years. Certain of the leases require the payment of an additional amount by which a percentage of annual sales exceeds annual minimum rentals. The total amount of such contingent rentals for fiscal years 2001, 2000, and 1999 amounted to $2,261,000, $2,100,000, and $2,029,000, respectively. Certain of the leases contain scheduled rent increases. In such cases, the Company records the minimum rent expense on a straight-line basis over the term of the lease and defers the amount payable in future years. The deferred rent is recorded in accrued liabilities in the accompanying consolidated balance sheets.

Capital Leases

        At December 31, 2001, minimum lease payments under long-term capital leases were as follows (in thousands):

Fiscal years ended
2002	$522
2003	457
2004	457
2005	448
2006	403
Thereafter	3,577

Total minimum lease payments	5,864
Less: Amount representing interest	2,806

Total obligation under capital leases	3,058
Less: Current portion	226

Long-term obligations under capital leases, with a weighted-average interest rate of 9.5%	$2,832

        Amortization of leased property under capital leases is included in depreciation and amortization on the accompanying consolidated statements of operations. Interest expense related to capital leases was $304,000, $366,000, and $500,000 for fiscal 2001, 2000, and 1999, respectively.

Operating Leases

        The Company is committed under long-term operating leases to make minimum rental payments as follows (in thousands):

Fiscal years ended
2002	$6,341
2003	6,147
2004	5,871
2005	5,720
2006	5,479
Thereafter	31,507

$61,065

        Minimum rental expense for all operating leases, excluding contingent rent, for the fiscal years 2001, 2000, and 1999 was $8,074,000, $6,335,000, and $3,609,000 respectively.

(10) EMPLOYEE BENEFIT PLANS

        The Company's 401(k) Plan allows qualified employees to contribute through payroll deductions from 1% to 10% of gross pay. The Company makes basic matching contributions to the plan equal to 25% of the first 5% of the employee's contribution, not to exceed $1,250 per employee per year. In addition, the Company will make a supplemental 25% matching contribution on the first 5% of the employees' contribution, not to exceed $1,250 per employee, per year, on a quarterly basis if targeted financial results are achieved. Company matching contributions and administrative costs associated with the plan were $103,000, $125,000, and $133,000 for fiscal years 2001, 2000, and 1999, respectively.

(11) STOCK OPTION PLANS

        In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Stock Option Plan, which authorizes the grant of non-qualified stock options to employees to purchase up to 1,000,000 shares of the Company's common stock. The options granted generally vest at a rate of 20% per year over five years and expire ten years from the date of grant. Some options vest five years from the date of grant or earlier if the fair market value of the Company's stock achieves certain levels in accordance with the plan. There are 557,310 options available for future grant under the plan as of December 31, 2001.

        In May 2000, the Board of Directors adopted, and stockholders of the Company approved, the 2000 Non-employee Director Equity Compensation Plan. The plan provides the right for each non-employee director, at his or her election, to receive either Company stock units or stock options in lieu of cash compensation. Up to 400,000 shares of the Company's common stock are authorized for issuance under the plan. The stock units vest over a twelve-month period from the date of grant. A total of 38,460 stock units have vested related to the plan. The stock options are granted at the fair market value on the date of grant and vest five years from the date of grant or earlier if the fair market value of the Company's common stock achieves certain levels, in accordance with the plan. The options expire ten years from the date of grant. There are 272,705 options and/or stock units available for future grant under the plan as of December 31, 2001.

        An option to purchase 175,000 shares of the Company's common stock was granted to an officer of the Company in May 2001 at a price of $2.65 per share, the fair market value on the date of grant. The options vest over four years from the date of grant or earlier if the fair market value of the Company's common stock achieves certain levels in accordance with the terms of the agreement. The options expire ten years from the date of grant.

        After the Reverse Stock Split, all outstanding options entitling the holder thereof to purchase shares of Common Stock will enable such holders to purchase, upon exercise of their options, 16.67% of the number of shares of Common Stock which such holders would have been able to purchase upon exercise of their options immediately preceding the Reverse Stock Split at the same aggregate price required to be paid therefore upon exercise thereof immediately preceding the Reverse Stock Split.

        The following table summarizes stock option activity for 2001, 2000, and 1999:

	ISO Plan/ Other	1989 Plan	1992 Plan	1996 Plan	2000 Director	Total shares	Weighted-average exercise price per share
Outstanding, December 28, 1998	282,500	15,450	25,500	600,480	—	923,930	$6.83
Granted	—	—	—	287,500	—	287,500	$4.71
Exercised	—	—	—	—	—	—
Forfeited	—	(11,200)	(16,500)	(178,275)	—	(205,975)	$7.62

Outstanding at December 27, 1999	282,500	4,250	9,000	709,705	—	1,005,455	$6.12
Granted	—	—	—	90,000	33,020	123,020	$5.59
Exercised	—	—	—	—	—	—
Forfeited	(7,500)	(2,500)	(3,000)	(164,910)	—	(177,910)	$6.00

Outstanding at December 25, 2000	275,000	1,750	6,000	634,795	33,020	950,565	$6.07
Granted	175,000	—	—	53,610	55,815	284,425	$2.93
Exercised	—	—	—	—	—	—
Forfeited	(100,000)	(1,750)	(1,000)	(261,145)	—	(363,895)	$5.62

Outstanding at December 31, 2001	350,000	—	5,000	427,260	88,835	871,095	$5.23

Exercisable at December 27, 1999	157,500	4,250	9,000	123,425	—	294,175	$6.79
Exercisable at December 25, 2000	195,000	1,750	6,000	237,827	—	440,577	$6.41
Exercisable at December 31, 2001	135,000	—	5,000	215,775	—	355,775	$6.55

        The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2001:

	Shares covered by options		Weighted-average exercise price
Range of exercise prices					Weighted-average remaining contractual life
	Outstanding	Exercisable	Outstanding	Exercisable
$2.65-$2.80	233,175	—	$2.65	—	9.37
$4.25-$5.88	288,170	93,995	$4.96	$4.76	7.77
$6.50-$8.63	345,750	257,780	$7.09	$7.11	6.12
$12.88	4,000	4,000	$12.88	$12.88	2.12

Total	871,095	355,775	$5.23	$6.55	7.52

        The Company applies Accounting Principles Board Opinion No. 25, ("Accounting for Stock Issued to Employees"), and related interpretations in accounting for its employee stock option plans and, accordingly, does not recognize compensation expense. Had the Company elected to recognize compensation expense based on the fair value at the grant date for options granted under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and per share amounts would reflect the following pro forma amounts (in thousands, except for per share data):

	2001	2000	1999
Net loss available to common shares:
As reported	$(20,427)	$(10,426)	$(3,540)
Pro forma	$(20,833)	$(10,960)	$(3,924)
Net loss per common share—Basic and diluted
As reported	$(10.37)	$(5.31)	$(1.81)
Pro forma	$(10.58)	$(5.58)	$(2.00)
Weighted-average fair value of options granted	$1.56	$2.85	$2.59

        The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

	2001	2000	1999
Expected stock price volatility	73%	52%	49%
Risk-free interest rate	4.4%	4.9%	6.3%
Expected lives	6 years	6 years	6 years
Dividend yield	0%	0%	0%

(12) STOCKHOLDERS' EQUITY

        In June 2001, the Company issued, pursuant to a rights offering, 3,777,778 shares of $1.00 par value Series A Preferred Stock ("Series A Preferred Stock" or "Series A preferred shares") and received net proceeds of $7,101,000 ($8,500,000 before related costs). Net proceeds were used primarily to repay a portion of the related party notes and pay certain amounts owed to contractors and other expenses related to new restaurant openings and for certain other purposes. Dividends are payable at the rate of $0.225 per share per annum, accrue from the date of issuance, and are cumulative. The Credit Agreement currently restricts the payment of cash dividends. The terms of the Series A Preferred Stock provide that, to the extent that dividends may not be paid in cash, they are to be paid with additional shares of Preferred Stock. Dividends of $360,000 were issued in December 2001 in additional shares of Preferred Stock. An additional $74,000 of dividends has been accrued as of December 31, 2001. The shares are convertible by the holder at any time into shares of Common Stock on a six for one basis, subject to adjustment in certain circumstances, after giving effect to a six for one reverse split of the Company's Common Stock effective February 22, 2002. See Note 15. "Subsequent Events." The Company may, under certain circumstances, redeem the preferred shares after June 26, 2002, at redemption prices that increase each year. The initial redemption price is 150% of the original issuance price. Upon liquidation, dissolution, or if a change in control of the Company, as defined occurs, holders of the Series A preferred shares will be entitled to payment. The amount per share of the payment will be the greater of (a) $2.25, plus all accrued but unpaid dividends to date, plus, if after the payment is made, there are any remaining assets and funds, they will be distributed to holders of the Series A preferred shares and the Company's other equity securities, ratably, on an as-converted basis, provided that the distributions to holders of the Series A preferred shares will not exceed $4,000,000 in the aggregate, subject to reduction in certain circumstances; or (b) the amount determined by dividing (i) the total amount available for distribution, by (ii) the total number of outstanding shares of common stock, determined on an as-converted basis.

        See also Note 11. "Stock Option Plans."

(13) RELATED PARTY TRANSACTIONS

        Payments to related parties totaled $955,000, $484,000, and $1,638,000 in 2001, 2000, and 1999, respectively. The transactions were entered into in the normal course of business and involve property leasing, insurance brokerage, consulting, and legal services. The payments made during 2001 were to Equity Group Investments, L.L.C. and certain of its affiliated companies.

        The Company is party to a marketing agreement with iDine Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company receives advertising in iDine publications and through the relationships iDine has established with major airlines to feature the Company's restaurants as preferred dining choices. iDine provides web and print promotional services that are designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. The Company received from iDine $1,000,000 and $1,100,000 during 2001 and 2000, respectively, related to this agreement. Pursuant to the agreement, the Company has paid $3,091,000 to iDine towards its advances and for its marketing services during 2001. The current agreement provides for $3,000,000 of additional advances subsequent to December 31, 2001.

        Interest accrued on related party notes totaled $1,369,000 during 2001. There was no related party interest expense for 2000 or 1999. See also Note 8. "Debt."

        The relationships stem from one or more Company stockholders and/or members of the Company's Board of Directors maintaining ownership interest in and influential management positions at or within these organizations.

(14) COMMITMENTS AND CONTINGENCIES

        The Company periodically is a defendant in litigation incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

        The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations. At December 31, 2001, outstanding letters of credit amounted to $1,888,000.

        The Company is contingently liable, in certain circumstances, for lease obligations of properties subleased to third parties. Certain properties, previously occupied and operated by the Company, have been subleased where the Company is liable for lease payments should the sublessee default. The following table sets forth the Company's contingent liability, in excess of amounts accrued in the financial statements at December 31, 2001, related to these subleased properties:

Fiscal years ended
2002	$223
2003	362
2004	282
2005	208
2006	208
Thereafter	1,868

$3,151

        The Company has guaranteed through 2004 $4,000,000 of bank debt for a third party. The Company has not been advised of any monetary or material default under these arrangements.

        The Company is obligated under a ten-year lease for a development project that has been abandoned. Management's estimate of the cost to terminate this lease is included in accrued liabilities in the accompanying consolidated balance sheets.

(15) SUBSEQUENT EVENTS

        On February 22, 2002, the Company effected a Reverse Stock Split of its Common Stock, pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the Reverse Stock Split. In lieu of issuing fractional shares, the Company issued any stockholder who otherwise would have been entitled to receive a fractional share as a result of the Reverse Stock Split one share of Common Stock.

        The number of shares of Common Stock the Company is authorized to issue and par value of the Common Stock did not change as a result of the Reverse Stock Split.

        All outstanding options entitling the holder thereof to purchase shares of Common Stock will enable such holders to purchase, upon exercise of their options, 16.67% of the number of shares of Common Stock which such holders would have been able to purchase upon exercise of their options immediately preceding the Reverse Stock Split at the same aggregate price required to be paid therefore upon exercise thereof immediately preceding the Reverse Stock Split.

        The Reverse Stock Split will have no effect upon the number of shares of the Company's Preferred Stock outstanding and the number of authorized and unissued shares of the Company's Preferred Stock. However, the conversion rate of the Preferred Stock after the Reverse Stock Split will automatically decrease in proportion to the Reverse Stock Split ratio of six to one, so that following the Reverse Stock Split, six shares of Preferred Stock will be convertible into one share of Common Stock. The voting rights of the Preferred Stock will also automatically adjust, with the result that each holder of Preferred Stock will have the right to vote on the basis of one vote for each share of Common Stock issuable upon conversion of the shares of Preferred Stock held by such holder.

        The Reverse Stock Split has been reflected in the accompanying financial statements as if the Reverse Stock Split had occurred at the beginning of fiscal 1999.

        As described in Note 1. "Nature of Operations and Summary of Significant Accounting Policies—Going Concern," management of the Company is conducting a review of its strategic alternatives with a view toward obtaining additional capital for the Company. As of February 12, 2002, the Company entered into an agreement with two of its senior executives, which provides for incentive compensation for the executives in connection with the successful completion of a capital-raising event. The Company's obligation to these executives is a function of the enterprise value of the company, as defined, used in conjunction with the capital-raising event. The amount, if any, payable under this agreement is not presently determinable.

(16) SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of the unaudited quarterly results of operations for 2001 and 2000 (in thousands, except per share data). Certain quarterly balances previously reported have been reclassified to conform to the current period presentation.

	Quarterly periods ended
	March 26, 2001	June 25, 2001	September 24, 2001	December 31, 2001
Revenues	$36,268	$39,988	$37,070	$37,545

Operating costs and expenses:
Cost of sales	11,533	12,616	11,808	11,738
Restaurant labor	10,392	11,155	10,893	10,163
Other operating costs	7,717	9,303	8,590	8,232
Rent	2,530	2,660	2,543	2,216

Total restaurant costs	32,172	35,734	33,834	32,349
Selling, general and administrative expenses	2,958	3,037	2,652	2,598
Depreciation and amortization	1,859	1,982	1,990	1,922
Pre-opening costs	364	233	—	—
Impairment of assets and restructuring charges	—	—	5,520	179
Loss (gain) on sales of assets	687	—	(40)	454

Total restaurant and operating costs	38,040	40,986	43,956	37,502

(Loss) income from operations	(1,772)	(988)	(6,886)	43
Interest expense, net	1,276	1,369	1,062	1,251
Other income	(900)	—	—	—

Loss before income taxes and extraordinary item	(2,148)	(2,367)	(7,948)	(1,208)
Provision for income taxes	—	—	5,380	—

Net loss before extraordinary item	(2,148)	(2,367)	(13,328)	(1,208)
Extraordinary item, material modification of debt	—	—	942	—

Net loss	$(2,148)	$(2,367)	$(14,270)	$(1,208)
Preferred stock dividends	—	—	213	221

Net loss available to common shares	$(2,148)	$(2,367)	$(14,483)	$(1,429)

Net loss per common share before extraordinary item—Basic and diluted	$(1.09)	$(1.20)	$(6.87)	$(0.72)
Extraordinary item, material modification of debt	—	—	(0.48)	—

Net loss per common share—Basic and diluted	$(1.09)	$(1.20)	$(7.35)	$(0.72)

Weighted-average shares outstanding	1,968	1,969	1,971	1,973

	Quarterly periods ended
	March 27, 2000	June 26, 2000	September 25, 2000	December 25, 2000
Revenues	$32,880	$35,792	$37,079	$35,946

Operating costs and expenses:
Cost of sales	10,740	12,034	12,054	11,519
Restaurant labor	9,513	9,712	11,187	10,087
Other operating costs	5,625	6,319	7,015	6,836
Rent	1,550	1,685	2,237	2,461

Total restaurant costs	27,428	29,750	32,493	30,903
Selling, general and administrative expenses	3,239	2,929	2,664	3,392
Depreciation and amortization	1,670	1,612	1,736	1,904
Pre-opening costs	235	1,593	1,404	2,034
Impairment of assets and restructuring charges	—	460	1,900	1,450
(Gain) loss on sales of assets	—	(141)	177	242

Total restaurant and operating costs	32,572	36,203	40,374	39,925

Income (loss) from operations	308	(411)	(3,295)	(3,979)
Interest expense, net	545	667	799	1,038
Other income	—	—	—	—

Loss before income taxes and extraordinary item	(237)	(1,078)	(4,094)	(5,017)
Provision for income taxes	—	—	—	—

Net loss before extraordinary item	(237)	(1,078)	(4,094)	(5,017)
Extraordinary item, material modification of debt	—	—	—	—

Net loss	$(237)	$(1,078)	$(4,094)	$(5,017)
Preferred stock dividends	—	—	—	—

Net loss available to common shares	$(237)	$(1,078)	$(4,094)	$(5,017)

Net loss per common share before extraordinary item—Basic and diluted	$(0.12)	$(0.55)	$(2.08)	$(2.55)
Extraordinary item, material modification of debt	—	—	—	—

Net loss per common share—Basic and diluted	$(0.12)	$(0.55)	$(2.08)	$(2.55)

Weighted-average shares outstanding	1,963	1,964	1,966	1,966

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Chart House Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets of Chart House Enterprises, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and December 25, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three fiscal years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chart House Enterprises, Inc. and subsidiaries as of December 31, 2001 and December 25, 2000, and the results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has liquidity issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Chicago, Illinois
March 2, 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors.    The information appearing under the caption "Election of Directors" of the Company's Proxy Statement for its 2002 Annual Meeting of Stockholders (the "Proxy Statement") is incorporated herein by reference.

Executive Officers.    The information appearing under the caption "Executive Officers of the Company" included on page 9 in Item 1 of this Annual Report on Form 10-K is incorporated herein by reference.

Compliance with Section 16(a) of the Exchange Act.    The information appearing under the caption "Security Ownership of Management" of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information appearing under the caption "Executive Compensation" of the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information appearing under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information appearing under the caption "Certain Relationships and Related Transactions" of the Proxy Statement is incorporated herein by reference.

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

(3)
Exhibits:
2.1	Asset Purchase Agreement by and among Chart House Acquisition, Inc., Diamond Jim's Steak House, L.L.C., Howard Levine, Richard Wolf, Marc Packer and, solely for purposes of Section 8.16, the Company dated as of March 17, 1999. (11)
3.1	(1) Restated Certificate of Incorporation of the Company, as amended. (1) (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)
3.2	Amended and Restated Bylaws of the Company. (1)
3.3	Certificate of Designations of the Series A Preferred Stock. (16)
4.1	Specimen Common Stock Certificate. (2)
4.2	Section 203 of the Delaware General Corporation Law. (2)
4.3	Specimen Series A Preferred Stock Certificate. (16)
10.1
(1)  Registration Rights Agreement dated as of November 27, 1985, among the Company and its stockholders. (1)
(2)  First Amendment to Registration Rights Agreement dated as of April 28, 1986. (1)
(3)  Second Amendment to Registration Rights Agreement dated as of April 21, 1987. (1)
(4) Third Amendment to Registration Rights Agreement dated as of September 6, 1989. (3)
10.2	Executive Benefit and Wealth Accumulation Plan of the Company, effective January 27, 1986. (1)
10.3	1989 Non-Qualified Stock Option Plan of the Company. (2) (a) Form of 1989 Non-Qualified Stock Option Plan Agreement. (2)
10.4	1992 Stock Option Plan. (4) (a) Form of 1992 Stock Option Plan Agreement. (4)
10.5	Chart House Enterprises, Inc. Severance Pay Plan dated June 10, 1999. (14)
10.5.1	First Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of December 9, 1999. (14)

10.5.2	Second Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of August 2, 2000. (13)
10.6	Stock Purchase and Sale Agreement dated as of March 10, 1997, among the Company, Chart House Investors, LLC and Alpha/ZFT Partnership. (6)
10.7	Chart House Enterprises, Inc. Amended and Restated Standstill Agreement dated October 1, 1997. (7)
10.7.1	Amended and Restated Standstill Agreement dated March 31, 1999. (14)
10.8	1996 Stock Option Plan. (8) (a) Form of 1996 Stock Option Plan Agreement. (8)
10.9	1996 Non-employee Director Stock Compensation Plan. (8)
10.9.1	2000 Non-employee Director Equity Compensation Plan. (11)
10.10	Corporate Management Bonus Compensation Plan dated January 1, 1997. (8)
10.12	1998 Employee Stock Purchase Plan. (9)
10.13	Asset Purchase Agreement dated September 29, 1998, by and among Crestone Group, L.L.C., Solana Beach Baking Company, and the Company. (10)
10.14
Stock Purchase Agreement dated October 22, 1998, by and among Inwood Investors Partnership, L.P., the Company, Metropolitan Life Insurance Company, Michael C. Jolley, Kirby Gorton, and Luther's Acquisition Corp. (10)
10.15	Revolving Credit and Term Loan Agreement, dated as of April 26, 1999, among the Company, Chart House, Inc., BankBoston, N.A., as Agent, and BancBoston Robertson Stephens Inc., as Arranger. (14)
10.16	Amendment Agreement No. 1 to that certain Revolving Credit and Term Loan Agreement dated as of October 29, 1999. (14)
10.17	Amendment Agreement No. 2 to that certain Revolving Credit and Term Loan Agreement dated as of December 24, 1999. (14)
10.17.1	Amendment Agreement No. 9 to that certain Revolving Credit and Term Loan Agreement dated as of December 24, 2000. (15)
10.17.2	Eleventh Amendment and Waiver dated as of August 9, 2001, with respect to the Revolving Credit and Term Loan Agreement. (17)
10.17.3	Twelfth Amendment and Waiver dated as of October 22, 2001, with respect to the Revolving Credit and Term Loan Agreement. (17)
10.18	Sale-Leaseback Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House Inc. (12)
10.19	Master Lease Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House, Inc. (12)
10.20	Amended and Restated Subordinated Promissory Note and Guaranty dated February 20, 2001, between Chart House, Inc. and EGI-Fund (00) Investors, L.L.C. (15)
10.30	Amended and Restated Guaranty dated February 20, 2001, by several subsidiaries of the Company in favor of EGI-Fund (00) Investors, L.L.C. (15)

10.40	Second Amended and Restated Subordination Agreement dated as of February 20, 2001, among Fleet National Bank, EGI-Fund (00) Investors, L.L.C., and Chart House, Inc. (15)
10.50	Amended and Restated Subordinated Promissory Note and Guaranty dated February 20, 2001, between Chart House, Inc. and EGI-Fund (01) Investors, L.L.C. (15)
10.60	Amended and Restated Guaranty dated February 20, 2001, by several subsidiaries of the Company in favor of EGI-Fund (01) Investors, L.L.C. (15)
10.70	Amended and Restated Subordination Agreement dated as of February 20, 2001, among Fleet National Bank, EGI-Fund (01) Investors, L.L.C., and Chart House, Inc. (15)
10.80	Agreement Regarding Participating Interests dated as of October 22, 2001. (17)
10.90	Incentive Compensation Agreement dated as of February 12, 2002, between the Company and Thomas J. Walters and Kenneth R. Posner.
21.	Subsidiaries of the Company. (15)
99.	Letter from the Company to the Securities and Exchange Commission dated as of March 25, 2002, confirming receipt of Arthur Andersen LLP's representations concerning audit quality controls.

(1)
Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987, or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).

(2)
Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989, or amendment thereto dated August 25, 1989, (Registration No. 33-30089).

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

(15)
Filed as an exhibit to Form 10-K for the fiscal year ended December 25, 2000.

(16)
Filed as an exhibit to the Company's Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 333-57674).

(17)
Filed as an exhibit to Form 10-Q for the quarterly period ended September 24, 2001.

  (b)
  Reports on Form 8-K. The Company filed a report on Form 8-K on December 12, 2001. Under Item 5 the Company reported that it had issued a press release announcing that it had retained U.S. Bancorp Piper Jaffray to assist the Company in its review and evaluation of strategic alternatives, including an investment in the Company by one or more third parties or a possible sale of the Company. In its press release the Company also announced that it had been advised by the New York Stock Exchange that the Company's common and Series A preferred shares should be delisted from the New York Stock Exchange effective prior to the opening on Friday, December 28, 2001, due to failure to meet the continued listing standards of the NYSE.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHART HOUSE ENTERPRISES, INC.
Date: March 20, 2002
By: /s/ THOMAS J. WALTERS Thomas J. Walters Chief Executive Officer, Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

NAME	TITLE	DATE
/s/ THOMAS J. WALTERS Thomas J. Walters	Chief Executive Officer, Director (principal executive officer)	March 20, 2002
/s/ KENNETH R. POSNER Kenneth R. Posner	President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 20, 2002
/s/ BARBARA R. ALLEN Barbara R. Allen	Director	March 20, 2002
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 20, 2002
/s/ WILLIAM M. DIEFENDERFER, III William M. Diefenderfer, III	Director	March 20, 2002
/s/ JEFFREY D. KLEIN Jeffrey D. Klein	Director	March 20, 2002
/s/ ROBERT A. MCCORMACK Robert A. McCormack	Director	March 20, 2002
/s/ STEPHEN OTTMANN Stephen Ottmann	Director	March 20, 2002
/s/ SAMUEL ZELL Samuel Zell	Chairman of the Board, Director	March 20, 2002

QuickLinks

PART I
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except for share data)
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (In thousands)
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
PART IV
SIGNATURES