Form 10-Q
period 2002-04-01
CHART HOUSE ENTERPRISES INC
filed 2002-05-14
CIK 820757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number             1-9684

CHART HOUSE ENTERPRISES, INC. (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0147725 (I.R.S. Employer Identification No.)

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

Yes                x                         No

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 2002:

Common Stock ($.01 par value) 1,978,385

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 1, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$217	$260
Accounts receivable, net	2,305	2,721
Inventories	2,265	2,365
Prepaid expenses and other current assets	825	647

Total current assets	5,612	5,993

Equipment and improvements:
Equipment	36,822	36,481
Leasehold interests & improvements	74,109	74,152

	110,931	110,633
Less: Accumulated depreciation and amortization	44,955	43,378

Equipment and improvements, net	65,976	67,255

Leased property under capital leases, net	1,729	1,779

Intangible assets, net	13,902	13,902
Other assets	797	749

Total other assets, net	14,699	14,651

Total assets	$88,016	$89,678

The accompanying notes are an integral part of these consolidated balance sheets.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	April 1, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$25,190	$25,390
Accounts payable	9,326	10,107
Accrued liabilities	12,508	12,518

Total current liabilities	47,024	48,015

Non-current liabilities (excluding current portion):
Long-term debt to related parties	5,892	5,577
Long-term obligations under capital leases	2,772	2,832

Total non-current liabilities (excluding current portion)	8,664	8,409

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,068,992 and 3,970,550 shares issued and outstanding at April 1, 2002 and December 31, 2001, respectively	4,069	3,971
Common Stock, $0.01 par value, 30,000,000 shares authorized; 1,978,353 and 1,975,766 shares issued and outstanding at April 1, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	65,282	65,123
Retained deficit	(37,043)	(35,860)

Total stockholders' equity	32,328	33,254

Total liabilities and stockholders' equity	$88,016	$89,678

The accompanying notes are an integral part of these consolidated balance sheets.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Thirteen weeks ended April 1, 2002	Thirteen weeks ended March 26, 2001
Revenues	$35,192	$36,268

Operating costs and expenses:
Cost of sales	11,078	11,533
Restaurant labor	9,756	10,392
Other operating costs	7,879	7,593
Rent	2,280	2,530

Total restaurant costs	30,993	32,048
Selling, general and administrative expenses	2,576	2,958
Depreciation and amortization	1,696	1,859
Pre-opening costs	—	364
Loss on disposal of assets	2	811

Total restaurant and operating costs	35,267	38,040

Loss from operations	(75)	(1,772)
Interest expense, net	886	1,276
Other income	—	(900)

Loss before income taxes	(961)	(2,148)
Provision for income taxes	—	—

Net loss	$(961)	$(2,148)
Preferred stock dividends	222	—

Net loss available to common shares	$(1,183)	$(2,148)

Net loss per common share — Basic and diluted	$(0.60)	$(1.09)

Weighted-average shares outstanding	1,977	1,968

The accompanying notes are an integral part of these consolidated statements.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Thirteen weeks ended April 1, 2002	Thirteen weeks ended March 26, 2001
Cash flows from operating activities:
Net loss	$(961)	$(2,148)
Adjustments to reconcile net loss to cash flow provided by (used in) operating activities:
Depreciation and amortization	1,696	1,859
Amortization of debt issuance costs	3	64
Common Stock issued in lieu of compensation	35	—
Loss on disposal of assets	2	811
Decrease in accounts receivable	416	1,348
Decrease (increase) in inventories	100	(67)
(Increase) decrease in prepaid expenses and other current assets	(178)	52
Increase in other assets	(88)	—
Decrease in accounts payable	(528)	(1,905)
Increase (decrease) in accrued liabilities	176	(568)

Cash provided by (used in) operating activities	673	(554)

Cash flows from investing activities:
Expenditures for equipment and improvements	(332)	(2,882)
Additions to other assets	—	(7)

Cash used in investing activities	(332)	(2,889)

Cash flows from financing activities:
Debt/equity issuance costs	—	(289)
Principal payments on obligations under capital leases	(60)	(53)
Payments under deferred acquisition agreement	(124)	(187)
Net (payments) borrowings under revolving credit agreement	(200)	2,000
Payments of long-term debt	—	(750)
Proceeds of long-term debt from related parties	—	2,677
Proceeds from issuance of common stock	—	69

Cash (used in) provided by financing activities	(384)	3,467

(Decrease) increase in cash	(43)	24
Cash, beginning of period	260	383

Cash, end of period	$217	$407

The accompanying notes are an integral part of these consolidated statements.

CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

April 1, 2002

(Unaudited)

(1) GOING CONCERN

        The consolidated financial statements of Chart House Enterprises, Inc. and its wholly-owned subsidiaries (the "Company") have been prepared on the basis of the Company's continuing as a going concern. The Company has experienced net losses in the most recent fiscal quarter and each of the last three fiscal years ended December 31, 2001. These results, in conjunction with an extensive restaurant renovation and expansion program, have severely strained the Company's capital resources. At April 1, 2002, the Company had $25.0 million of senior, secured debt that, as a result of an amendment entered into on May 1, 2002, now matures on August 30, 2002. See Note 3. "Debt." The debt maturity issue raises substantial doubt about the Company's ability to continue as a going concern. Since December 2001, the Company has been conducting a review of strategic alternatives with a principal focus on identifying appropriate sources of capital to address the debt maturity matter. Recent discussions with interested parties have concentrated on a sale of the Company or a sale of a significant portion of the Company's assets. Although no assurances can be given, management continues to believe that this process will be successful and that the modifications to the credit facility provide sufficient time to consider the alternatives and execute an acceptable solution to the Company's capital structure.

        In the event the Company is not able to obtain sufficient capital by August 30, 2002 to retire the senior, secured debt, the lenders have the right to foreclose on their collateral. Alternatives to foreclosure include, among others, extension of the maturity date or a filing for reorganization by the Company under the Federal Bankruptcy Code. While no assurances can be given, management believes that the Company will be able to continue to operate its restaurants and that the debt maturity matter will be satisfactorily resolved. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2) BASIS OF PRESENTATION

        The accompanying consolidated financial statements of the Company for the quarterly periods ended April 1, 2002 and March 26, 2001 have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

        On February 22, 2002, the Company effected a reserve stock split ("Reverse Stock Split") of its Common Stock, par value $0.01 per share ("Common Stock"), pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the Reverse Stock Split. The Reverse Stock Split has been reflected in the accompanying financial statements as if the reverse split had occurred at the beginning of fiscal 2001.

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

        Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2002 presentation.

(3) DEBT

        The Company has a Revolving Credit and Term Loan Agreement ("Credit Agreement") with a group of three banks. At April 1, 2002, the Company had $25.0 million outstanding under the Credit Agreement, which accrues interest at the prime interest rate, plus 2.75% (7.5% at April 1, 2002). The balance outstanding under the Credit Agreement includes $1.5 million funded by EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)"), a related party, which accrues interest at 16.32% due to the subordinate nature of the related party's participation in the Credit Agreement. Cash paid for interest, net of amounts capitalized, was $34,000 and $0.9 million for the first quarters of 2002 and 2001, respectively. At April 1, 2002, the unused portion of the commitment was approximately $3.8 million, including $0.5 million from the related party.

        During 2001, the Credit Agreement was amended to provide for, among other things, deferral of principal and interest payments and an acceleration of the maturity date to April 30, 2002. Accordingly, the total amount due under the Credit Agreement is reflected as a current liability in the accompanying financial statements. The Credit Agreement was further amended on May 1, 2002, to provide for, among other things, an extension of the maturity date to August 30, 2002. Additionally, in connection with the most recent amendment, the Company paid previously deferred interest totaling $1.0 million plus fees of $0.4 million. The Company is now obligated to make scheduled principal payments on the term loan portion of the Credit Agreement of $0.4 million and $0.5 million on June 28, 2002 and July 31, 2002, respectively. In addition, a fee of $0.2 million will be payable if the Company's obligations under the Credit Agreement have not been satisfied in full on or before August 1, 2002.

        During the period from November 2000 to January 2001, related parties made available to the Company an aggregate $11.0 million pursuant to unsecured notes. Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13.0 million. During June 2001, one note was repaid and availability under the second note agreement was reduced to $5.0 million in conjunction with the Company raising equity financing through the issuance of Series A preferred stock. The remaining note, owing to EGI-Fund (01), accrues interest at the applicable Eurodollar rate plus 16.0%, which was 17.87% at April 1, 2002, and matures on

March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001. Interest is payable at maturity or when certain leverage ratios are attained. Management believes these ratios will not be attained for 2002.

(4) SALE OF GROUND LEASE

        During the first quarter 2001, the Company sold the rights to a ground lease for one restaurant that had been closed for major remodeling. The Company received proceeds of $0.9 million, which is recorded as "other income" in the accompanying Consolidated Statements of Operations.

(5) RELATED PARTY TRANSACTIONS

        Payments to related parties totaled $0.1 million in the first quarter of 2002, primarily related to property leasing. There were no payments to related parties during the first quarter of 2001.

        The Company is party to a marketing agreement with iDine Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company receives advertising in iDine publications and through the relationships iDine has established with major airlines to feature the Company's restaurants as preferred dining choices. iDine provides web and print promotional services that are designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. The Company received from iDine $1.0 million during the first quarter 2002 related to this agreement. No amounts were received from iDine during the first quarter of 2001. Pursuant to the agreement, the Company has paid $0.8 and $0.5 million to iDine towards its advances and for its marketing services during the first quarters of 2002 and 2001, respectively. The current agreement provides for $2.0 million of additional advances subsequent to April 1, 2002.

        Interest accrued on related party notes totaled $0.3 million and $0.2 million during the first quarters of 2002 and 2001, respectively. See also Note 3. "Debt."

        The relationships stem from one or more Company stockholders and/or members of the Company's Board of Directors maintaining ownership interest in and influential management positions at or within these organizations.

(6) SUBSEQUENT EVENTS

        The Company amended its Credit Agreement on May 1, 2002. See Note 3. "Debt."

        This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including any statements regarding: future sales and gross profit percentages, the continuation of historical trends, the sufficiency of the Company's cash balances, and cash generated from operating, financing and/or investing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "intends," "projects," "plans," "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, risks of the restaurant industry, an industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer trends, employee availability, and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following is a comparative analysis of the results of operations for the quarterly periods ended April 1, 2002 and March 26, 2001. The results of operations for the first quarter of 2002 are not necessarily indicative of the results to be expected for any future periods, including the fiscal year ending December 30, 2002. At April 1, 2002, the Company operated 38 Chart House restaurants, six Angelo and Maxie's Steakhouses, and one Peohe's restaurant. Of those restaurants, one restaurant has been designated for closure in 2002. At March 26, 2001, the Company operated 40 Chart House restaurants, six Angelo and Maxie's Steakhouses, and one Peohe's restaurant.

        The dollar amounts in the table below are in thousands.

	Thirteen weeks ended April 1, 2002		Thirteen weeks ended March 26, 2001
	Amount	%	Amount	%
	(Unaudited)		(Unaudited)
Revenues	$35,192	100.0	$36,268	100.0

Operating costs and expenses:
Cost of sales	11,078	31.5	11,533	31.8
Restaurant labor	9,756	27.7	10,392	28.7
Other operating costs	7,879	22.4	7,593	20.9
Rent	2,280	6.5	2,530	7.0

Total restaurant costs	30,993	88.1	32,048	88.4

Restaurant operating income	4,199	11.9	4,220	11.6

Selling, general and administrative expenses	2,576	7.3	2,958	8.2
Depreciation and amortization	1,696	4.8	1,859	5.1
Pre-opening costs	—	—	364	1.0
Loss on disposal of assets	2	—	811	2.2

Total restaurant and operating costs	35,267	100.2	38,040	104.9

Loss from operations	(75)	(0.2)	(1,772)	(4.9)
Interest expense, net	886	2.5	1,276	3.5
Other income	—	—	(900)	(2.5)

Loss before income taxes	(961)	(2.7)	(2,148)	(5.9)
Provision for income taxes	—	—	—	—

Net loss	$(961)	(2.7)	$(2,148)	(5.9)
Preferred stock dividends	222	0.7	—	—

Net loss available to common shares	$(1,183)	(3.4)	$(2,148)	(5.9)

        Revenues decreased $1.1 million, or 3.0%, to $35.2 million in the first quarter of 2002, compared to $36.3 million in the first quarter of 2001. The decrease in revenues is primarily due to a 3.8% decrease in comparable restaurant revenues ($1.3 million) and a reduction in revenues from restaurants disposed during 2001 ($1.8 million). The decrease in comparable restaurant revenues reflects the overall negative impact of the timing of the New Years Eve and Easter holidays relative to the Company's fiscal quarters. Specifically, the 2002 quarter included Easter but did not include New Years Eve while the inverse occurred in the first quarter of 2001. These decreases were offset by an increase in revenues resulting from the addition of two new Angelo and Maxie's Steakhouses opened during March and May of 2001 ($2.0 million).

        Cost of sales as a percentage of restaurant revenues decreased by 0.3 percentage points in the first quarter of 2002, compared with the first quarter of 2001. This improvement was primarily the result of the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gaining operational efficiencies, as well as the closure of underperforming restaurants during 2001.

        Restaurant labor as a percentage of restaurant revenues decreased by 1.0 percentage point in the first quarter of 2002, compared with the first quarter of 2001. This improvement was primarily the result of the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gaining operational efficiencies, as well as the closure of underperforming restaurants during 2001.

        Other operating costs as a percentage of restaurant revenues increased by 1.5 percentage points in the first quarter of 2002, compared with the first quarter of 2001. This increase was primarily due to increased marketing costs resulting from the growth in a frequent diner program implemented by the

Company during the first quarter of 2001 with iDine Rewards Network, Inc. ("iDine"). See "Liquidity and Capital Resources" for further details.

        Rent as a percentage of restaurant revenues decreased by 0.5 percentage points in the first quarter of 2002, compared with the first quarter of 2001. This decrease results from the fact the Company had 45 restaurants in operation at April 1, 2002, compared to 47 restaurants in operation at March 26, 2001. In addition, the majority of the Company's restaurants incur rental costs as a percentage of revenues on a step-up basis; therefore, a reduction in revenues may reflect a more dramatic reduction in rental costs.

        Selling, general and administrative expenses decreased $0.4 million, or 12.9%, to $2.6 million in the first quarter of 2002, compared to $3.0 million in the first quarter of 2001. The Company has decreased its selling, general and administrative costs as the result of several reductions in force and tight control of discretionary spending, particularly salaries and wages, consulting, and legal fees.

        Depreciation and amortization decreased $0.2 million, or 8.8%, to $1.7 million in the first quarter of 2002, compared to $1.9 million in the first quarter of 2001, primarily due to the cessation of amortization of goodwill and trade name intangibles as set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." In addition, the number of operating restaurants in the first quarter of 2002 decreased from the first quarter of 2001.

        As the Company is not opening any new restaurants in the near future, there were no pre-opening costs during the first quarter of 2002. Pre-opening expenses during the first quarter of 2001 primarily reflect salaries, benefits, and training costs for new employees at two Angelo and Maxie's Steakhouses opened during the first and second quarters of 2001.

        Disposals during the first quarter of 2002 resulted in minimal impact on operating results. Several asset disposals resulted in a $0.8 million loss during the first quarter of 2001.

        Interest expense decreased $0.4 million, or 30.6%, to $0.9 million in the first quarter of 2002, compared to $1.3 million in the first quarter of 2001. The decrease is primarily the result of more favorable interest rates in 2002 and the elimination of fees charged the Company for unused portions of available borrowings under the related party debt in 2001.

        The Company recognized $0.9 million of other income during the first quarter of 2001, related to proceeds received from the sale of rights to a ground lease for one restaurant that had been closed.

        The Company issued Series A convertible preferred stock during June 2001. The Series A preferred stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. The Company accrued preferred dividends of $0.2 million during the first quarter of 2002 that the Company intends to pay in the form of additional shares of preferred stock during the second quarter of 2002, in part, because the Company's Credit Agreement prohibits the payment of cash dividends.

LIQUIDITY AND CAPITAL RESOURCES

	Thirteen weeks ended April 1, 2002	Thirteen weeks ended March 26, 2001
	(Unaudited, in thousands)
Cash provided by (used in) operating activities	$673	$(554)
Expenditures for property and equipment	(332)	(2,882)
Expenditures for other assets	—	(7)
Cash (used in) provided by financing activities	(384)	3,467

Net (decrease) increase in cash	$(43)	$24

        The Company requires capital to retire or refinance $25.0 million of senior, secured debt under the Credit Agreement that matures on August 30, 2002. In December 2001, the Company's Board of

Directors retained an investment bank to assist the management of the Company in a review of its strategic alternatives with a principal focus on identifying appropriate sources of capital to address the debt maturity matter. Recent discussions with interested parties have concentrated on a sale of the Company or a sale of a significant portion of the Company's assets. Although no assurances can be given, management continues to believe that this process will be successful and that the modifications to the credit facility provide sufficient time to consider the alternatives and execute an acceptable solution to the Company's capital structure.

        Historically, the Company required significant capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants. The Company has funded its capital requirements through debt financing, both with third party banks and related parties, equity financing, and cash flows from operations. The Company does not intend to open any new restaurants or incur any major remodeling or refurbishing costs during fiscal 2002, and anticipates capital expenditures to total approximately $1.2 million during the same period.

        Cash provided by operating activities was $0.7 million in the first quarter 2002, compared to a deficit of $0.6 million of cash used in operating activities in the first quarter of 2001, primarily due to reduced selling, general and administrative expenses from the prior year and interest and pre-opening expenses paid in 2001, for which no corresponding payments were made in 2002. The Company also received $1.0 million during first quarter 2002 from iDine, a related party and owner of the iDine frequent diner program, for the advance sale of discounted food and beverage credits. There were no such receipts in the first quarter of 2001. Pursuant to the agreement, the Company has paid $0.8 million and $0.5 million to iDine towards its advances and for its marketing services during the first quarters of 2002 and 2001, respectively. The current agreement provides for $2.0 million of additional cash advances subsequent to April 1, 2002. During the first quarter of 2001, the Company received $0.9 million in proceeds upon the sale of a ground lease from a previously operated restaurant. There were no such proceeds received by the Company during the first quarter of 2002.

        Cash used in investing activities in the first quarter of 2002 consisted of restaurant capital expenditures of $0.3 million. Cash used in investing activities in the first quarter of 2001 consisted of capital expenditures of $2.9 million primarily related to the opening of two new Angelo and Maxie's Steakhouses.

        Cash used for financing activities in the first quarter of 2002 included a net $0.2 million to pay down amounts owed under the Credit Agreement. In the first quarter of 2001, the Company increased its borrowings on the revolving line of credit by a net $2.0 million to fund investing and operating activities and increased its borrowings from a related party by $2.7 million primarily to fund capital expenditures. In the first quarter of 2001, the Company also made a scheduled principal payment. There were no principal payments due under the Credit Agreement during the first quarter of 2002.

        At April 1, 2002, the Company had approximately $3.8 million available for future borrowings under the Credit Agreement, including $0.5 million from a related party. Amounts outstanding under the Credit Agreement at April 1, 2002 totaled $25.0 million and accrued interest at the prime rate, plus 2.75%, which was 7.5% at April 1, 2002. The balance outstanding under the Credit Agreement at April 1, 2002 includes $1.5 million funded by the related party, which accrues interest at 16.32% to give effect to the subordinate nature of the related party's participation in the Credit Agreement.

        The Credit Agreement was amended on May 1, 2002, providing for an extension of the maturity date to August 30, 2002. In connection with the amendment, the Company paid previously deferred interest totaling $1.0 million, plus fees of $0.4 million. Pursuant to the amendment, the Company is also obligated to make scheduled principal payments on the term loan portion of the Credit Agreement of $0.4 million and $0.5 million on June 28, 2002 and July 31, 2002, respectively. A fee of $0.2 million will be payable if the Company's obligations under the Credit Agreement have not been satisfied in full on or before August 1, 2002.

        The Company also owed $5.9 million to EGI-Fund (01) Investors, L.L.C., a related party, at April 1, 2002. The amount consists of an aggregate $5.0 million in notes, due March 31, 2005, and accrued interest at the applicable Eurodollar rate, plus 16.0%, which was 17.87% at April 1, 2002. The additional $0.9 million consists of accrued interest and consulting fees. Interest is payable at maturity or when certain leverage ratios are attained, which management believes will not be met during 2002.

        The Company issued Series A convertible preferred stock during June 2001. The Series A preferred stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. The Company accrued preferred dividends of $0.2 million during the first quarter of 2002 that the Company intends to pay in additional shares of preferred stock during the second quarter of 2002, in part, because the Company's Credit Agreement prohibits the payment of cash dividends.

        The Company is liable under various capital and operating lease agreements, primarily related to restaurant locations. The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements. The Company's contractual obligations and contingent liabilities at April 1, 2002, have not materially changed from December 31, 2001.

        On January 31, 2002, the Company's common and Series A preferred shares were delisted from the New York Stock Exchange ("NYSE") due to failure to meet the continued listing standards of the NYSE. The Company has submitted a listing application with the NASDAQ Stock Market. Until such time as the Company's listing application is approved, the Company's common and Series A preferred shares are quoted on the NASD OTC Bulletin Board.

SEASONALITY

        The Company's business is seasonal in nature, with revenues and operating income for the second and third quarters greater than in the first and fourth quarters as the Company benefits from expanded seating capacity and the generally higher level of leisure travel in the spring and summer quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk consists of its Credit Agreement that is benchmarked to the prime rate. The impact on the Company's results of operations of a one-point interest rate change on this outstanding debt balance as of April 1, 2002, would be approximately $0.3 million in incremental interest expense per annum. The Company's exposure to interest rate risk also consists of its related party debt that is benchmarked to the Eurodollar rate. The impact on the Company's results of operations of a one-point interest rate change on this outstanding debt balance as of April 1, 2002, would be approximately $0.1 million in incremental interest expense per annum. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company also does not use derivative instruments for trading purposes. The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements or arrangements with vendors. These purchase agreements or arrangements may contain features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid and any commodity price fluctuations are generally short term in nature.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits:
3.1	(1) Restated Certificate of Incorporation of the Company, as amended. (1)
(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)
3.2	Amended and Restated Bylaws of the Company. (1)
3.3	Certificate of Designations of the Series A Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	Section 203 of the Delaware General Corporation Law. (2)
4.3	Specimen Series A Preferred Stock Certificate. (3)
10.1	Incentive Compensation Agreement dated as of February 12, 2002, between the Company and Thomas J. Walters and Kenneth R. Posner. (4)

(1)
Filed as an exhibit to the Company's Registration Statement on Form S-1 dated August 27, 1987, or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).
(2)
Filed as an exhibit to the Company's Registration Statement on Form S-1 dated July 20, 1989, or amendment thereto dated August 25, 1989 (Registration No. 33-30089).
(3)
Filed as an exhibit to the Company's Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 333-57674).
(4)
Filed as an exhibit to Form 10-K for the fiscal year ended December 31, 2001.

(b)
Reports on Form 8-K.

        The Company filed a report on Form 8-K on February 25, 2002. Under Item 5, the Company reported it had issued a press release announcing a reverse stock split of its common stock, effective as of 5:00 p.m. (Eastern standard time) on February 22, 2002. In the reverse stock split, each six shares of the Company's common stock issued and outstanding were automatically converted into one share of the Company's common stock and holders of the Company's common stock who otherwise would have been entitled to receive a fractional share as a result of the reverse stock split received one share of the Company's common stock.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHART HOUSE ENTERPRISES, INC.
Date: May 14, 2002	By:	/s/ THOMAS J. WALTERS Thomas J. Walters Chief Executive Officer (principal executive officer)

Date: May 14, 2002	By:	/s/ KENNETH R. POSNER Kenneth R. Posner President and Chief Financial Officer (principal financial officer and principal accounting officer)

QuickLinks

PART I—FINANCIAL INFORMATION
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
CHART HOUSE ENTERPRISES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS April 1, 2002 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II—OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES