Form 10-Q
period 2002-07-01
CHART HOUSE ENTERPRISES INC
filed 2002-08-15
CIK 820757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-9684

ANGELO AND MAXIE'S, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	33-0147725 (I.R.S. Employer Identification No.)

640 North LaSalle, Suite 295, Chicago, Illinois, 60610
(Address of principal executive offices, including zip code)

(312) 266-1100
(registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 15, 2002: Common Stock ($.01 par value) 1,984,161

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)

	July 1, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash	$40	$260
Accounts receivable, net	253	2,721
Inventories	456	2,365
Prepaid expenses and other current assets	540	647
Assets held for sale (including cash of $176)	57,046	—

Total current assets	58,335	5,993

Equipment and improvements, net	15,085	67,255
Leased property under capital leases, net	1,681	1,779

Intangible assets, net	3,790	13,902
Other assets	757	749

Total other assets, net	4,547	14,651

Total assets	$79,648	$89,678

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	July 1, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	$24,790	$25,390
Debt to related parties	6,479	5,577
Accounts payable	899	10,107
Accrued liabilities	9,503	12,518
Liabilities of discontinued operations	13,007	—

Total current liabilities	54,678	53,592

Long-term obligations under capital leases (excluding current portion)	2,712	2,832

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,169,103 and 3,970,550 shares issued and outstanding at July 1, 2002 and December 31, 2001, respectively	4,169	3,971
Common stock, $0.01 par value, 30,000,000 shares authorized; 1,980,589 and 1,975,766 shares issued and outstanding at July 1, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	65,442	65,123
Retained deficit	(47,373)	(35,860)

Total stockholders' equity	22,258	33,254

Total liabilities and stockholders' equity	$79,648	$89,678

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Thirteen weeks ended July 1, 2002	Reclassified Thirteen weeks ended June 25, 2001	Twenty-six weeks ended July 1, 2002	Reclassified Twenty-six weeks ended June 25, 2001
		(See Note 1)		(See Note 1)
Revenues	$6,729	$7,846	$14,056	$15,002

Operating costs and expenses:
Cost of sales	2,353	2,904	5,003	5,569
Restaurant labor	1,628	2,254	3,360	4,276
Other operating costs	1,307	1,458	2,774	2,645
Rent	483	711	956	1,395

Total restaurant costs	5,771	7,327	12,093	13,885
Selling, general and administrative expenses	121	294	318	788
Depreciation and amortization	430	634	881	1,183
Pre-opening costs	—	233	—	597
Impairment of assets and restructuring charges	7,061	—	7,061	—
Loss on disposal of assets	—	198	2	1,009

Total restaurant and operating costs	13,383	8,686	20,355	17,462

Loss from operations	(6,654)	(840)	(6,299)	(2,460)
Interest expense, net	1,151	1,369	2,037	2,645
Other income	—	—	—	(900)

Loss from continuing operations before income taxes	(7,805)	(2,209)	(8,336)	(4,205)
Provision for income taxes	—	—	—	—

Loss from continuing operations	(7,805)	(2,209)	(8,336)	(4,205)
Discontinued operations:
Income (loss) from operations	1,381	(158)	951	(310)
Provision for estimated loss on sale	(3,681)	—	(3,681)	—

Loss from discontinued operations	(2,300)	(158)	(2,730)	(310)

Net loss	$(10,105)	$(2,367)	$(11,066)	$(4,515)
Preferred dividends	225	—	447	—

Net loss available to common shares	$(10,330)	$(2,367)	$(11,513)	$(4,515)

Net loss per common share—Basic and diluted:
Continuing operations	$(4.06)	$(1.12)	$(4.44)	$(2.14)
Discontinued operations	(1.16)	(0.08)	(1.38)	(0.16)

	$(5.22)	$(1.20)	$(5.82)	$(2.30)

Weighted-average shares outstanding	1,979	1,968	1,978	1,968

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Twenty-six weeks ended July 1, 2002	Reclassified Twenty-six weeks ended June 25, 2001
		(See Note 1)
Cash flows from operating activities:
Net loss	$(11,066)	$(4,515)
Adjustments to reconcile net loss to cash flow provided by operating activities:
Depreciation and amortization	881	1,183
Amortization of debt issuance costs, included in interest expense	273	133
Common Stock issued in lieu of compensation	70	20
Loss on disposal of assets	2	1,009
Loss provision for impairment of assets and restructuring charges	7,061	—
Decrease in accounts receivable	82	46
Decrease (increase) in inventories	169	(166)
(Increase) decrease in prepaid expenses and other current assets	(242)	447
Decrease in other assets	26	291
Increase in accounts payable	56	140
Increase in accrued liabilities	759	406

Cash used in continuing operating activities	(1,929)	(1,006)
Discontinued operations:
Depreciation and amortization	2,047	2,658
Provision for estimated loss on disposal	3,681	—
Decrease in assets held for disposal	37	1,556
Decrease in liabilities of discontinued operations	(2,639)	(2,637)

Cash provided by discontinued operating activities	3,126	1,577

Cash provided by operating activities	1,197	571

Cash flows from investing activities:
Expenditures for equipment and improvements	(121)	(3,362)

Cash used in investing activities	(121)	(3,362)

Cash flows from financing activities:
Debt/equity issuance costs	(400)	(1,326)
Principal payments on obligations under capital leases	(120)	(105)
Payments under deferred acquisition agreement	—	(250)
Net payments under revolving credit agreement	(200)	(4,900)
Payments of long-term debt	(400)	(2,250)
Proceeds of long-term debt from related parties	—	3,000
Proceeds from issuance of preferred stock	—	8,396
Proceeds from issuance of common stock	—	69

Cash (used in) provided by financing activities	(1,120)	2,634

Decrease in cash	(44)	(157)
Cash, beginning of period	260	383

Cash, end of period	$216	$226

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2002
(Unaudited)

(1)  BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Angelo and Maxie's, Inc. (formerly known as Chart House Enterprises, Inc.) and its wholly-owned subsidiaries (the "Company") for the quarterly periods ended July 1, 2002 and June 25, 2001, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

        The Company consummated the sale of 38 Chart House restaurants and one Peohe's restaurant (the "Chart House Business") to a third party as of July 30, 2002. See Note 8 "Subsequent Events." The operations for these restaurants have been presented as discontinued, and the Company has reclassified its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the thirteen and twenty-six weeks ended June 25, 2001, as a result of implementing Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" to reflect discontinued operations of the assets held for sale as of July 1, 2002.

        On February 22, 2002, the Company effected a reverse stock split ("Reverse Stock Split") of its common stock, par value $0.01 per share ("Common Stock"), pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the Reverse Stock Split. The Reverse Stock Split has been reflected in the accompanying financial statements as if it had occurred at the beginning of fiscal 2001.

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

        Certain prior period balances have been reclassified to conform to the current period presentation.

(2)  GOING CONCERN

        The consolidated financial statements of the Company have been prepared on the basis of the Company's continuing as a going concern. The Company has experienced net losses in the two most recent fiscal quarters and each of the last three fiscal years ended December 31, 2001. These results, in conjunction with an extensive restaurant renovation and expansion program, severely strained the Company's capital resources. At July 1, 2002, the Company had $24.6 million of senior, secured debt that was scheduled to mature on August 30, 2002. See Note 5 "Debt." The debt maturity issue raised substantial doubt about the Company's ability to continue as a going concern. Since December 2001, the Company had been conducting a review of strategic alternatives with a principal focus on identifying appropriate sources of capital to address the debt maturity matter. The Company completed a transaction as of July 30, 2002, whereby the Chart House Business was sold to a third party. The proceeds from the sale provided sufficient funds to retire all of the senior, secured debt on August 1, 2002. See Note 8 "Subsequent Events."

(3)  DISCONTINUED OPERATIONS

        As of July 1, 2002, the Company had 38 Chart House and one Peohe's restaurants held for sale that were included in discontinued operations. No interest expense has been allocated to discontinued operations and depreciation and amortization related to discontinued operations ceased in June 2002. Condensed financial information for the results of operations for the assets held for sale is as follows (in thousands):

	Thirteen Weeks Ended July 1, 2002	Thirteen Weeks Ended June 25, 2001	Twenty-Six Weeks Ended July 1, 2002	Twenty-Six Weeks Ended June 25, 2001
Revenues	$31,318	$32,142	$59,183	$61,254
Total restaurant costs	27,127	28,209	51,798	53,699
Selling, general and administrative expenses	2,008	2,743	4,387	5,207
Depreciation and amortization	802	1,348	2,047	2,658

Income (loss) from discontinued operations	$1,381	$(158)	$951	$(310)

        Condensed financial information for the assets held for sale is as follows (in thousands):

July 1, 2002
Cash	$176
Accounts receivable, net	1,790
Inventories	1,686
Prepaid expenses and other current assets	328
Equipment and improvements, net	50,084
Other assets, including intangible assets, net	2,982

Assets held for sale	$57,046

        Condensed financial information for the liabilities of discontinued operations is as follows (in thousands):

July 1, 2002
Accounts payable	$6,687
Accrued liabilities	6,320

Liabilities of discontinued operations	$13,007

(4)  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

        On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002, goodwill and other certain intangible assets resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review. In connection with the transitional goodwill and certain other intangible assets impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill and certain other intangible assets were impaired as of the date of adoption. To accomplish this evaluation, the Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and certain other intangible assets, to those reporting units as of the date of adoption. During the second quarter 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie's restaurant business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie's was impaired by $5.4 million. During the thirteen and twenty-six weeks ended June 25, 2001, the Company recognized $0.1 million and $0.3 million, respectively, of amortization expense related to these intangible assets.

        The Company also recorded a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. The $1.7 million payable for severance is presented in the July 1, 2002 balance sheet in accrued liabilities.

(5)  DEBT

        The Company had a Revolving Credit and Term Loan Agreement ("Credit Agreement") with a group of three banks. At July 1, 2002, the Company had $24.6 million outstanding under the Credit Agreement, which accrued interest at the prime interest rate, plus 2.75% (7.5% at July 1, 2002). The balance outstanding under the Credit Agreement included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)"), a related party, which accrued interest at LIBOR plus 14.0% (15.84% at July 1, 2002) due to the subordinate nature of the related party's participation in the Credit Agreement. Cash paid for interest, net of amounts capitalized, was $1.6 million and $1.2 million for the second quarters of 2002 and 2001, respectively. On August 1, 2002, all outstanding amounts, including principal of $24.1 million and accrued interest of $0.2 million, were paid in full with proceeds from the sale of the Chart House Business. See Note 8 "Subsequent Events."

        During 2001, the Credit Agreement was amended to provide for, among other things, deferral of principal and interest payments and an acceleration of the maturity date to April 30, 2002. Accordingly, the total amount due under the Credit Agreement is reflected as a current liability in the accompanying financial statements. The Credit Agreement was further amended on May 1, 2002, to provide for, among other things, an extension of the maturity date to August 30, 2002. Additionally, in connection with the most recent amendment, the Company paid previously deferred interest totaling $1.0 million plus fees of $0.4 million. The Company made scheduled principal payments on the term loan portion of the Credit Agreement of $0.4 million and $0.5 million on June 28, 2002 and July 31, 2002, respectively.

        During the period from November 2000 to January 2001, related parties made available to the Company an aggregate $11.0 million pursuant to unsecured notes. Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13.0 million. During June 2001, one note was repaid and availability under the second note agreement was reduced to $5.0 million in conjunction with the Company raising equity financing through the issuance of Series A preferred stock. The remaining note, owed to EGI-Fund (01), accrued interest at the applicable Eurodollar rate plus 16.0% (17.84% at July 1, 2002) and had a scheduled maturity of March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001. On August 1, 2002, all outstanding amounts, including principal of $5.0 million, accrued interest of $1.2 million, and $0.3 million of accrued consulting fees, were paid in full with proceeds from the sale of the Chart House Business. Accordingly, the total amount of debt due to related parties is reflected as a current liability in the accompanying financial statements. See Note 8 "Subsequent Events."

(6)  SALE OF GROUND LEASE

        During the first quarter 2001, the Company sold the rights to a ground lease for one restaurant that had been closed for major remodeling. The Company received proceeds of $0.9 million, which is recorded as "other income" in the accompanying Consolidated Statements of Operations.

(7)  RELATED PARTY TRANSACTIONS

        Payments to related parties totaled $0.2 million in the second quarter of 2002, primarily related to property leasing, and payments to related parties totaled $0.1 million in the second quarter of 2001, primarily related to consulting fees. In addition, the Company was party to a marketing agreement with iDine Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company's restaurants as preferred dining choices. iDine provided web and print promotional services that were designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. No amounts were received from iDine during the second quarter of 2002 or 2001 related to this agreement. Pursuant to the agreement, the Company has paid $1.2 and $0.9 million to iDine towards its advances and for its marketing services during the second quarters of 2002 and 2001, respectively. This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business. See Note 8 "Subsequent Events." The Company has no further obligations under this agreement.

        Interest accrued on related party notes totaled $0.3 million and $0.2 million during the second quarters of 2002 and 2001, respectively. See also Note 5, "Debt."

        The relationships stem from one or more Company stockholders and/or members of the Company's Board of Directors maintaining ownership interest in and influential management positions at or with these organizations.

(8)  SUBSEQUENT EVENTS

        In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business to a third party. The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of certain current liabilities. $2.5 million of the sale proceeds were deposited in escrow pending receipt of certain landlord consents.

        The sale received the approval of the Company's stockholders at a special meeting of stockholders held on July 30, 2002. At the special meeting, the Company's stockholders also approved the change of the Company's name from Chart House Enterprises, Inc. to Angelo and Maxie's, Inc. The purchase agreement provides for, among other things, post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. Any such post-closing adjustments will be treated, when made, as adjustments to the cash consideration received by the Company and will change the provision for estimated loss on sale at that time.

        The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in the fiscal quarter ended July 1, 2002. See Note 1 "Basis of Presentation."

        The Company used a portion of the proceeds from the sale of the Chart House Business to repay all amounts outstanding under the Credit Agreement and the subordinated note owed to EGI-Fund (01). As a result, long-term obligations following repayments of amounts outstanding under the Credit Agreement and the subordinated note consist solely of capital leases related to restaurants previously operated by the Company and currently subleased to third parties.

        This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements represent the Company's expectations or beliefs concerning future events, including any statements regarding: future sales and operating income percentages, the continuation of historical trends, the sufficiency of the Company's cash balances, and cash generated from operating, financing and/or investing activities for the Company's future liquidity and capital resource needs. Without limiting the foregoing, the words "believes," "intends," "projects," "plans," "expects," "anticipates," and similar expressions are intended to identify forward-looking statements. The Company cautions that these statements are qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements. These factors include, without limitation, risks of the restaurant industry, an industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer trends, employee availability, and cost increases. In addition, the Company's ability to expand is dependent upon various factors, such as the availability of attractive sites for new restaurants, the ability to negotiate suitable lease terms, the ability to generate or borrow funds to develop new restaurants, the ability to obtain various government permits and licenses, and the recruitment and training of skilled management and restaurant employees. Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following is a comparative analysis of the results of operations of Angelo and Maxie's, Inc. (formerly known as Chart House Enterprises, Inc.) (the "Company") for the thirteen and twenty-six week periods ended July 1, 2002 and June 25, 2001. The results of operations for the thirteen and twenty-six week periods ended July 1, 2002, are not necessarily indicative of the results to be expected for any future periods, including the fiscal year ending December 30, 2002. At July 1, 2002, the Company operated 38 Chart House restaurants, six Angelo and Maxie's Steakhouses, and one Peohe's restaurant. At June 25, 2001, the Company operated 40 Chart House restaurants, seven Angelo and Maxie's Steakhouses, and one Peohe's restaurant. In May 2002, the Board of Directors of the Company authorized the sale of the 38 Chart House restaurants and the one Peohe's restaurant (the "Chart House Business") to a third party. Accordingly, the results of operations for the Chart House Business are presented as discontinued operations as of July 1, 2002. The sale of the Chart House Business was completed as of July 30, 2002. In addition, one of the continuing restaurants has been designated for closure in 2002.

        The following dollar amounts are in thousands.

	Thirteen Weeks Ended July 1, 2002		Reclassified Thirteen Weeks Ended June 25, 2001		Twenty-Six Weeks Ended July 1, 2002		Reclassified Twenty-Six Weeks Ended June 25, 2001
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$6,729	100.0	$7,846	100.00	$14,056	100.0	$15,002	100.0

Operating costs and expenses:
Cost of sales	2,353	35.0	2,904	37.0	5,003	35.6	5,569	37.1
Restaurant labor	1,628	24.2	2,254	28.7	3,360	23.9	4,276	28.5
Other operating costs	1,307	19.4	1,458	18.6	2,774	19.7	2,645	17.6
Rent	483	7.2	711	9.1	956	6.8	1,395	9.3

Total restaurant costs	5,771	85.8	7,327	93.4	12,093	86.0	13,885	92.6

Restaurant operating income	958	14.2	519	6.6	1,963	14.0	1,117	7.4

Selling, general and administrative expenses	121	1.8	294	3.7	318	2.3	788	5.3
Depreciation and amortization	430	6.4	634	8.1	881	6.3	1,183	7.9
Pre-opening costs	—	—	233	3.0	—	—	597	4.0
Impairment of assets and restructuring charges	7,061	104.9	—	—	7,061	50.2	—	—
Loss on disposal of assets	—	—	198	2.5	2	—	1,009	6.7

Total restaurant and operating costs	13,383	198.9	8,686	110.7	20,355	144.8	17,462	116.4

Loss from operations	(6,654)	(98.9)	(840)	(10.7)	(6,299)	(44.8)	(2,460)	(16.4)
Interest expense, net	1,151	17.1	1,369	17.4	2,037	14.5	2,645	17.6
Other income	—	—	—	—	—	—	(900)	(6.0)

Loss from continuing operations before income taxes	(7,805)	(116.0)	(2,209)	(28.2)	(8,336)	(59.3)	(4,205)	(28.0)
Provision for income taxes	—	—	—	—	—	—	—	—

Loss from continuing operations	(7,805)	(116.0)	(2,209)	(28.2)	(8,336)	(59.3)	(4,205)	(28.0)

CONTINUING OPERATIONS

        Revenues decreased $1.1 million, or 14.2%, to $6.7 million in the second quarter of 2002, compared to $7.8 million in the first quarter of 2001. The decrease in revenues is primarily due to the Company's disposal of three restaurants in 2001, which had a $1.5 million impact, partially offset by $0.3 million in additional revenues resulting from additional weeks of operations for the restaurant that the Company opened in the second quarter of 2001. Comparable sales for the quarter were up 0.3%.

        Revenues decreased $0.9 million, or 6.3%, to $14.1 million for the twenty-six weeks ended July 1, 2002, compared to $15.0 million for the twenty-six weeks ended June 25, 2001. The decrease in revenues is primarily due to the Company's disposal of three restaurants in 2001, which had a $3.2 million impact, partially offset by $2.3 million in additional revenues resulting from additional weeks of operations for the two restaurants that the Company opened in March and May of 2001.

Comparable sales for the twenty-six weeks ended July 1, 2002 were flat. The Company believes that the negative impact from the events of September 11, 2001 is no longer a material factor in the revenue performance of its restaurants.

        Cost of sales as a percentage of revenues decreased by 2.0 percentage points in the second quarter of 2002, compared with the second quarter of 2001. This improvement was primarily the result of the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gaining operational efficiencies, favorable beef prices, and the closure of underperforming restaurants during 2001. For the twenty-six weeks ended July 1, 2002, cost of sales as a percentage of revenues decreased by 1.5 percentage points driven by the same factors that positively impacted the second quarter 2002.

        Restaurant labor as a percentage of revenues decreased by 4.5 percentage points in the second quarter of 2002, compared with the first quarter of 2001. This improvement was primarily the result of the closure of underperforming restaurants during 2001, the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gaining operational efficiencies, and the reduction in size of the restaurant's management teams in October 2001. For the twenty-six weeks ended July 1, 2002, restaurant labor as a percentage of revenues decreased by 4.6 percentage points driven by the same factors that positively impacted the second quarter 2002.

        Other operating costs as a percentage of restaurant revenues increased by 0.8 percentage points in the second quarter of 2002, compared with the second quarter of 2001, and increased 2.1 percentage points in the twenty-six weeks ended July 1, 2002, compared with the twenty-six weeks ended June 25, 2001, primarily due to increased insurance costs.

        Rent as a percentage of revenues decreased by 1.9 percentage points in the second quarter of 2002, compared with the first quarter of 2001, and decreased 2.5 percentage points for the twenty-six weeks ended July 1, 2002, compared with the twenty-six weeks ended June 25, 2001, primarily as the result of the closure of underperforming restaurants during 2001 which had higher rent structures than the remainder of the Company's restaurants. In addition, the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gained sales volume, whereas the rent dollars remained fixed, thereby causing the ratio of rent to sales for those restaurants to decrease.

        Selling, general and administrative expenses decreased $0.2 million in the second quarter of 2002, and decreased $0.5 million for the twenty-six weeks ended July 1, 2002, primarily as the result of several reductions in work force and tight control of discretionary spending, particularly salaries and wages, consulting, and legal fees. The Company expects selling, general, and administrative expenses to increase in the third and fourth quarters of 2002 as the result of the fixed general overhead costs being allocated to six operating restaurants versus forty-five operating restaurants as a result of the sale of the Chart House Business.

        Depreciation and amortization decreased $0.2 million to $0.4 million in the second quarter of 2002, compared to $0.6 million in the second quarter of 2001, primarily as the result of the cessation of amortization of goodwill and trade name intangibles as set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). In addition, the number of operating restaurants in the second quarter of 2002 decreased from the second quarter of 2001. Those same two factors caused a $0.3 million decrease in depreciation and amortization for the twenty-six weeks ended July 1, 2002, as compared to the twenty-six weeks ended June 25, 2001.

        As the Company is not opening any new restaurants in the near future, there were no pre-opening costs during the first or second quarters of 2002. Pre-opening expenses during the first and second quarters of 2001 primarily reflect salaries, benefits, and training costs for new employees for the two Angelo and Maxie's Steakhouses opened during the first and second quarters of 2001.

        On January 1, 2002, the Company adopted SFAS 142, which requires, among other things, that effective January 1, 2002, goodwill and certain other intangible assets resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review. In connection with the transitional goodwill and certain other intangible assets impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill and certain other intangible assets were impaired as of the date of adoption. To accomplish this evaluation, the Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and certain other intangible assets, to those reporting units as of the date of adoption. During the second quarter 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie's restaurant business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie's was impaired by $5.4 million. During the thirteen and twenty-six weeks ended June 25, 2001, the Company recognized $0.1 million and $0.3 million, respectively, of amortization expense related to these intangible assets. The Company also recorded a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business.

        There were no material asset disposals during the first and second quarters of 2002. Several asset disposals resulted in a $0.2 million loss during the second quarter of 2001, and $1.0 million loss during the twenty-six weeks ended June 25, 2001, primarily related to restaurants that the Company ceased to operate or transferred to a third party.

        Interest expense decreased $0.2 million, or 15.9%, to $1.2 million in the second quarter of 2002, and decreased $0.6 million for the twenty-six weeks ended July 1, 2002. The decrease is primarily the result of more favorable interest rates in 2002 and the elimination of fees charged the Company for unused portions of available borrowings under the related party debt in 2001.

        The Company recognized $0.9 million of other income during the twenty-six weeks ended June 25, 2001, related to proceeds received from the sale of rights to a ground lease for one restaurant that had been closed.

        The Company issued Series A convertible preferred stock (the "Preferred Stock") during June 2001. The Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. Dividends are payable semiannually on June 1 and December 1. Dividends paid through June 1, 2002 were in the form of additional shares of Preferred Stock, in part, because the Company's credit agreement prohibited the payment of cash dividends. Future dividends are expected to be paid in cash.

DISCONTINUED OPERATIONS

        In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business to a third party and the Company consummated the sale as of July 30, 2002. The operations for the restaurants comprising the Chart House Business have been presented as discontinued for all periods presented to reflect that the assets of the Chart House Business were being held for sale as of July 1, 2002. Total consideration received by the Company was $55.3 million consisting of cash and the assumption by the purchaser of certain current liabilities. The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in the fiscal quarter ended July 1, 2002.

(in thousands)	Thirteen Weeks Ended July 1, 2002%		Thirteen Weeks Ended June 25, 2001%		Twenty-Six Weeks Ended July 1, 2002%		Twenty-Six Weeks Ended June 25, 2001%
Revenues	$31,318	100.0	$32,142	100.0	$59,183	100.0	$61,254	100.0
Total restaurant costs	27,127	86.6	28,209	87.8	51,798	87.5	53,699	87.7
Selling, general and administrative expenses	2,008	6.4	2,743	8.5	4,387	7.4	5,207	8.5
Depreciation and amortization	802	2.6	1,348	4.2	2,047	3.5	2,658	4.3

Income (loss) from discontinued operations	$1,381	4.4	$(158)	(0.5)	$951	1.6	$(310)	(0.5)

        Revenues decreased $0.8 million, or 2.6%, to $31.3 million in the second quarter of 2002, compared to $32.1 million in the first quarter of 2001. The decrease in revenues is primarily due to lower revenues in the western half of the United States, which was substantially depressed by weak economic conditions in California. Revenues decreased $2.1 million, or 3.4%, to $59.2 million for the twenty-six weeks ended July 1, 2002, compared to $61.3 million for the twenty-six weeks ended June 25, 2001. The decrease in revenues is also due to the economic slowdown since September 11, 2001, coupled with the overall negative impact of the timing of the New Years Eve holiday relative to the Company's fiscal years. Specifically, the first half of 2002 did not include New Years Eve while the first half of 2001 did.

        Restaurant costs as a percentage of revenues decreased by 1.2 percentage points in the second quarter 2002 compared to the second quarter 2001 primarily due to lower insurance costs, which were partially offset by increased marketing costs resulting from the growth in a frequent diner program implemented by the Company during the first quarter of 2001 with iDine Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program, for the advance sale of discounted food and beverage credits.

        Selling, general and administrative expenses decreased $0.7 million in the second quarter of 2002 and $0.8 million for the twenty-six weeks ended July 1, 2002, primarily as the result of several reductions in work force and tight control of discretionary spending, particularly salaries and wages, consulting, and legal fees.

        Depreciation and amortization decreased $0.5 million to $0.8 million in the second quarter of 2002, compared to $1.3 million in the second quarter of 2001 and decreased $0.7 to $2.0 million for the twenty-six weeks ended July 1, 2002, compared to $2.7 million for the twenty-six weeks ended June 25, 2001, primarily as the result of the cessation of depreciation and amortization in June 2002 in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company recognized a $3.7 million provision for estimated loss on the sale of the Chart House Business. The loss is comprised of $1.9 million in transaction costs, consisting primarily of investment banking and legal fees, and a $1.8 million difference between the net book value of assets disposed and the consideration received. In addition, $1.7 million of severance costs were recognized in continuing operations related to the sale. See "Continuing Operations." The purchase agreement related to the sale of the Chart House Business provides, among other things, for post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. Any such post-closing adjustments will be treated, when made, as adjustments to the cash consideration received by the Company and will change the provision for estimated loss on sale at that time.

LIQUIDITY AND CAPITAL RESOURCES

	Twenty-six weeks ended July 1, 2002	Reclassified Twenty-six weeks ended June 25, 2001
	(Unaudited, in millions)
Cash used in continuing operating activities	$(1.9)	$(1.0)
Cash provided by discontinued operations	3.1	1.6
Expenditures for equipment and improvements	(0.1)	(3.4)
Cash (used in) provided by financing activities	(1.1)	2.6

Net (decrease) increase in cash	$—	$(0.2)

        The Company consummated the sale of the Chart House Business as of July 30, 2002. The total cash consideration received from this transaction on August 1, 2002 was approximately $52.0 million, of which $36.0 million was used on August 1, 2002 as follows:

Retire the senior, secured debt under the Credit Agreement and accrued interest	$24.3 million
Retire the subordinated debt and accrued interest	$6.5 million
Establish escrow for leases pending assignment	$2.5 million
Establish collateral for outstanding letters of credit	$2.7 million

Total uses of proceeds on August 1, 2002	$36.0 million

        In connection with the sale of the Chart House Business, the parties agreed to establish a $2.5 million escrow, the proceeds of which will be released to the Company upon the delivery of consents to assignments of certain restaurant leases from the landlords.

        In connection with the termination of the Credit Agreement, the Company was required to establish a cash collateral account equal to 100% of its obligations under existing letters of credit, which totaled $2.7 million.

        The Company expects to use the remaining $16.0 million of proceeds from the sale of the Chart House Business to settle $3.5 million in costs associated with the transaction and for general corporate purposes including, but not limited to, the settlement of short term liabilities. The Company believes that its remaining sale proceeds, together with net cash provided by operating activities, will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

        Historically, the Company required significant capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants. The Company has funded its capital requirements through debt financing, both with third party banks and related parties, equity financing, and cash flows from operations. The Company does not intend to open any new restaurants or incur any major remodeling or refurbishing costs during fiscal 2002, and anticipates capital expenditures to total approximately $0.3 million for the remainder of fiscal year 2002.

        Cash used in continuing operating activities was $1.9 million in 2002, compared to $1.0 million of cash used in 2001. Cash provided by discontinued operating activities was $3.1 million in 2002, compared to $1.6 million in 2001. In 2001, the Company received $0.9 million in proceeds upon the sale of a ground lease from a previously operated restaurant.

        Cash used in investing activities in 2002 consisted of restaurant capital expenditures of $0.1 million primarily for refurbishing activities. Cash used in investing activities in 2001 consisted of $3.4 million of capital expenditures primarily related to the opening of two new Angelo and Maxie's Steakhouses.

        Cash used for financing activities was $1.1 million in 2002, compared to cash provided by financing activities of $2.6 million in 2001. The current period uses includes a net $0.6 million to pay amounts owed under the Credit Agreement, including $0.4 million in principal payments, and a $0.4 million fee owed under the Credit Agreement. In 2001, the Company decreased its borrowings on the revolving line of credit by a net $4.9 million from funds received in conjunction with the sale of Preferred Stock and increased its borrowings from a related party by $3.0 million primarily to fund capital expenditures. In 2001, the Company also made scheduled principal payments under the Credit Agreement of $2.3 million.

        The Company issued approximately 3.8 million shares of Preferred Stock through a rights offering during the second quarter 2001. Net proceeds upon closing of the issuance were approximately $7.1 million. The proceeds of the Preferred Stock were used to pay borrowings under the subordinated notes owed to related parties and other expenses. The remaining proceeds were used in the third quarter and fourth quarter 2001 to pay outstanding liabilities to construction vendors of the Angelo and Maxie's Steakhouses. The Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. Dividends are payable semiannually on June 1 and December 1. Dividends paid through June 1, 2002 were in the form of additional shares of Preferred Stock, in part, because the Company's Credit Agreement prohibited the payment of cash dividends. Future dividends are expected to be paid in cash.

        At July 1, 2002, the Company had approximately $3.5 million available for future borrowings under the Credit Agreement, including $0.5 million from a related party. Amounts outstanding under the Credit Agreement at July 1, 2002 totaled $24.6 million and accrued interest at the prime rate, plus 2.75% (7.5% at July 1, 2002). The balance outstanding under the Credit Agreement at July 1, 2002 includes $1.5 million funded by the related party, which accrues interest at LIBOR plus 14% (15.84% at July 1, 2002) to give effect to the subordinate nature of the related party's participation in the Credit Agreement.

        The Credit Agreement was amended on May 1, 2002, providing for an extension of the maturity date to August 30, 2002. In connection with the amendment, the Company paid previously deferred interest totaling $1.0 million, plus fees of $0.4 million. Pursuant to the amendment, the Company was also obligated to make scheduled principal payments on the term loan portion of the Credit Agreement of $0.4 million and $0.5 million on June 28, 2002 and July 31, 2002, respectively. A fee of $0.2 million would have been payable if the Company's obligations under the Credit Agreement had not been satisfied in full on or before August 1, 2002. The Company completed its two scheduled principal payments on the term loan as stipulated by the amendment and avoided the payment of the $0.2 million fee by retiring all amounts outstanding under the Credit Agreement on August 1, 2002. The Company no longer has any ability to borrow amounts under the Credit Agreement.

        The Company also owed $6.5 million to EGI-Fund (01) Investors, L.L.C., a related party, at July 1, 2002. The amount consisted of an aggregate $5.0 million in notes, due March 31, 2005, and accrued interest at the applicable Eurodollar rate, plus 16.0% (17.84% at July 1, 2002). The additional $1.5 million consists of accrued interest and consulting fees.

CRITICAL ACCOUNTING POLICIES

        On December 12, 2001, the Securities and Exchange Commission issued Financial Reporting Release No. 60 (the "FRR") "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." A critical accounting policy is one that would materially effect the Company's operations or financial condition, and requires management to make estimates or judgments in certain circumstances. The following disclosures discuss those accounting policies which the Company believes are most critical and could have the greatest impact on its financial condition.

        Valuation of Exit Costs and Restructure Reserves.    On an as needed basis and subject to approval of the Company's Board of Directors, the Company establishes reserves for unusual and non-recurring items associated with the activities of exiting restaurant locations and reorganizing support staff to address changes in the Company's operations. This requires that management make estimates for cash inflows and outflows based on judgment, market conditions, advice from counsel and consultants, and historical experience. These estimates include, but are not limited to, future payments of rents, severance, legal and consulting costs, consideration for contract modifications, and proceeds from sale of disposed assets. Because of factors beyond management's control, actual results may be different from the estimates, which may cause the Company to record adjustments in future periods.

        Impairment of Assets.    On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Accounting for Goodwill and Other Intangible Assets" ("SFAS 142"), which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review. On an ongoing basis, the Company reviews its carrying value of restaurant assets and compares them with fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company's historical and projected operating performance. If management determines that the fair market value of its intangible assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

        Cost Capitalization and Depreciation Policies.    Costs for maintenance, repairs, and purchases are either expensed as incurred or capitalized and amortized over the costs estimated useful life. This requires management to make business judgments regarding which costs should be capitalized and, if capitalized, its estimated useful life. Management has established the Company's cost capitalization and depreciation policies based on historical experience in the restaurant industry, industry guidelines regarding useful lives, and adherence to applicable accounting standards. Maintenance, repairs, and minor purchases are expensed as incurred. Major purchases of equipment and facilities, and major replacements and improvements, are capitalized. Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life. Equipment is depreciated over lives ranging from three to eight years. Leasehold interests and improvements are depreciated over lives ranging from one to 40 years.

SEASONALITY

        The Company's business is seasonal in nature, with revenues and operating income for the second and third quarters greater than in the first and fourth quarters as the Company benefits from expanded seating capacity and the generally higher level of leisure travel in the spring and summer quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk from changes in interest rates on debt and changes in commodity prices. The Company's exposure to interest rate risk consisted of its Credit Agreement that was benchmarked to the prime rate and the subordinated promissory note that was benchmarked to the LIBOR rate. The impact on the Company's results of operations of a one-point interest rate change on its outstanding debt balance as of July 1, 2002, would be approximately $0.3 million in incremental interest expense per annum. The Company's exposure to market risk from changes in interest rates has decreased substantially due to the repayment of all amounts owed under the Credit Agreement and subordinated promissory note as of August 1, 2002. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes.

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

PART II—OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Annual Meeting of Stockholders of the Company was held on May 14, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of electing directors and approving a stock option grant to the president and chief financial officer of the Company.

        There was no solicitation in opposition to management's nominees for directors.

        At the meeting, eight directors were elected and the stock option grant to the president and chief financial officer of the Company was approved.

        Each stockholder is entitled to one vote for each share of Common Stock held and one vote for each six shares of Preferred Stock held. The tables below summarize the results of the stockholder vote:

	Number of shares	Percentage	Representing number of votes	Percentage
Shares outstanding and entitled to vote	5,916,113	100.0	2,634,384	100.0
Shares represented in person or by proxy at meeting	5,502,808	93.0	2,240,646	85.1
Shares not voted at meeting	413,305	7.0	393,738	14.9
	Votes for	Votes against/withheld	Votes abstained	Broker non-votes
Proposal I (Election of Directors):
Barbara R. Allen	2,229,474	11,172	—	—
Linda Walker Bynoe	2,229,474	11,172	—	—
William M. Diefenderfer III	2,229,658	10,988	—	—
Jeffery D. Klein	2,229,755	10,891	—	—
Robert A. McCormack	2,229,755	10,891	—	—
Stephen Ottmann	2,228,401	12,245	—	—
Thomas J. Walters	2,225,034	15,612	—	—
Samuel Zell	2,228,029	12,617	—	—
Proposal II (Approval of stock option grant to president and chief financial officer)	1,184,794	162,659	72,241	820,952

ITEM 5. OTHER INFORMATION

        On August 14, 2002, the Company issued a press release announcing certain changes in its management and board of directors. Mr. Thomas J. Walters resigned as Chief Executive Officer and a director of the Company. In addition, four of the Company's other directors resigned. The Company appointed its President, Kenneth R. Posner, to the additional position of Chief Executive Officer. Emanuel N. Hilario, the Company's Vice President-Finance and Controller, was appointed Chief Financial Officer. The Company hereby incorporates by reference the information set forth in the press release, a copy of which is attached hereto as Exhibit 99.1.

        On July 19, 2002, the Board of Directors of the Company, upon the recommendation of its Audit Committee, authorized the engagement of KPMG LLP as the Company's independent certified public accountants for the year 2002, subject to a customary approval process by KPMG. KPMG completed its approval process and the engagement became effective on August 9, 2002.

        During the Company's fiscal years ended December 25, 2000 and December 31, 2001, and the interim period between December 31, 2001 and July 19, 2002, neither the Company nor someone on its behalf consulted KPMG LLP regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, (ii) the type of audit opinion that might be rendered on the Company's consolidated financial statements, or (iii) any other matter or event set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits:

3.1
(1) Restated Certificate of Incorporation of the Company, as amended. (1)
(2)
Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)

(3)
Certificate of Amendment of Restated Certificate of Incorporation of Chart House Enterprises, Inc.
3.2
Amended and Restated Bylaws of the Company. (1)

3.3
Certificate of Designations of the Series A Preferred Stock. (3)

4.1
Specimen Common Stock Certificate. (2)

4.2
Specimen Series A Preferred Stock Certificate. (3)

10.1
Asset Purchase Agreement dated as of May 17, 2002, by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisition, Inc., and Landry's Restaurants, Inc.

10.2
Thirteenth Amendment and Consent dated as of May 1, 2002, with respect to the Revolving Credit and Term Loan Agreement, dated as of April 26, 1999, among the Company, Chart House, Inc., the banks named therein, and Fleet National Bank, as Agent.

99.1
Press Release dated August 14, 2002.

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

(b)
Reports on Form 8-K.

        The Company filed a report on Form 8-K on May 21, 2002. Under Item 5, the Company reported it had issued a press release announcing that it had agreed to sell its Chart House and Peohe's restaurants.

        The Company filed a report on Form 8-K on May 31, 2002. Under Item 4, the Company reported that Arthur Andersen, LLP notified the Company that it would be resigning as the Company's certifying accountant.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE'S, INC.
Date: August 15, 2002	By:	/s/ KENNETH R. POSNER Kenneth R. Posner President and Chief Executive Officer (principal executive officer)
Date: August 15, 2002	By:	/s/ EMANUEL N. HILARIO Emanuel N. Hilario Chief Financial Officer (principal financial and accounting officer)

QuickLinks

FORM 10-Q
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands, unaudited)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS July 1, 2002 (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
PART II—OTHER INFORMATION
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES