Form 10-Q
period 2002-09-30
ANGELO & MAXIES INC
filed 2002-11-14
CIK 820757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes ☒        No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 14, 2002:

Common Stock ($.01 par value) 1,987,733

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,123	$260
Cash in escrow	2,000	—
Accounts receivable, net	567	2,721
Inventories	432	2,365
Prepaid expenses and other current assets	990	647

Total current assets	12,112	5,993

Equipment and improvements, net	13,624	66,104
Leased property under capital leases, net	1,139	1,779
Restricted cash	2,748	—
Other assets, including net intangibles	4,850	14,651

Total assets	34,473	88,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term obligations	121	25,476
Debt to related parties	—	5,577
Accounts payable	2,555	10,107
Accrued liabilities	5,114	9,239
Liabilities of discontinued operations	1,455	—

Total current liabilities	9,245	50,399

Non-current liabilities (excluding current portion):
Deferred gain	967	967
Long-term portion of landlord note	431	501
Long-term portion of capital lease obligations	1,868	2,832
Other long-term obligations	972	574

Total non-current liabilities (excluding current portion)	4,238	4,874

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 and 3,970,550 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	4,135	3,971
Common stock, $0.01 par value, 30,000,000 shares authorized; 1,984,161 and 1,975,766 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	65,407	65,123
Retained deficit	(48,572)	(35,860)

Total stockholders' equity	20,990	33,254

Total liabilities and stockholders' equity	$34,473	$88,527

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Third quarter ended September 30, 2002	Reclassified third quarter ended September 24, 2001	Nine months ended September 30, 2002	Reclassified nine months ended September 24, 2001
	(See Note 1)			(See Note 1)
Revenues	$5,634	$6,316	$19,690	$21,318

Operating costs and expenses:
Cost of sales	2,041	2,415	7,044	7,984
Restaurant labor	1,442	1,975	4,802	6,251
Other operating costs	1,077	1,399	3,851	4,044
Rent	681	797	1,763	2,308

Total restaurant costs	5,241	6,586	17,460	20,587
Selling, general and administrative expenses	597	114	915	902
Depreciation and amortization	182	536	1,037	1,693
Impairment of assets and restructuring charges	497	5,520	7,558	5,520
Pre-opening costs	—	—	—	597
(Income) loss on disposal of assets	—	(40)	2	969

Total restaurant and operating costs	6,517	12,716	26,972	30,268

Loss from operations	(883)	(6,400)	(7,282)	(8,950)
Interest expense, net	580	967	2,617	3,612
Other income	(51)	(45)	(151)	(1,035)

Loss from continuing operations before income taxes and extraordinary item	(1,412)	(7,322)	(9,748)	(11,527)
Provision for income taxes	—	5,380	—	5,380

Loss from continuing operations before extraordinary item	(1,412)	(12,702)	(9,748)	(16,907)

Discontinued operations:
(Loss) income from operations	(649)	(625)	302	(935)
Gain (loss) on sale	1,092	—	(2,589)	—

Income (loss) from discontinued operations	443	(625)	(2,287)	(935)

Net loss before extraordinary item	(969)	(13,327)	(12,035)	(17,842)
Extraordinary item, material modification of debt	—	942	—	942

Net loss	$(969)	$(14,269)	$(12,035)	$(18,784)
Preferred dividends	234	213	681	213

Net loss applicable to common shares	$(1,203)	$(14,482)	$(12,716)	$(18,997)

Net (loss) income per common share—
Basic and diluted:
Continuing operations, before extraordinary item	$(0.83)	$(6.55)	$(5.27)	$(8.69)
Discontinued operations	0.22	(0.32)	(1.15)	(0.48)
Extraordinary item, material modification of debt	—	(0.48)	—	(0.48)

	$(0.61)	$(7.35)	$(6.42)	$(9.65)

Weighted-average shares outstanding	1,982	1,971	1,980	1,969

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine months ended September 30, 2002	Reclassified nine months ended September 24, 2001
		(See Note 1)
Cash flows from operating activities:
Net loss	$(12,035)	$(18,784)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	1,037	1,693
Loss provision for impairment of assets and restructuring charges	7,558	5,520
Loss on disposal of assets	2	969
Common stock issued in lieu of compensation	79	43
Amortization of debt issuance costs, included in interest expense	443	214
Provision for net deferred income tax asset	—	5,380
Extraordinary item, material modification of debt	—	942
Changes in working capital:
(Increase) decrease in accounts receivable	(232)	12
Decrease in inventories	193	99
(Increase) decrease in prepaid expenses and other current assets	(692)	465
(Increase) decrease in other assets	(447)	46
Increase (decrease) in accounts payable	751	(1,532)
Increase (decrease) in accrued liabilities	2,445	(1,440)
Increase in other non-current obligations (excluding current portion)	398	528

Cash used in continuing operating activities	(500)	(5,845)
Discontinued operations:
Depreciation and amortization	2,155	4,099
Loss on sale	2,589	—
Decrease in assets held for disposal	6,713	1,228
Decrease in liabilities of discontinued operations	(15,779)	(776)

Cash (used in) provided by discontinued operating activities	(4,322)	4,551

Cash used in operating activities	(4,822)	(1,294)

Cash flows provided by (used in) investing activities:
Proceeds from sale of Chart House Business	49,925	—
Cash in escrow	(2,000)	—
Expenditures for equipment and improvements	(195)	(8,312)
Proceeds from sale of equipment and improvements	—	40

Cash provided by (used in) investing activities	47,730	(8,272)

Cash flows (used in) provided by financing activities:
Restricted cash for letters of credit	(2,748)	—
Net (payments) borrowings under revolving credit agreement	(14,395)	2,400
Payments on term loan	(10,814)	(2,308)
Payments on borrowings from related parties	(6,510)	(579)
Borrowings from related parties	—	3,579
Payments on acquisition indebtedness	(125)	(560)
Reduction of obligations under capital leases	(53)	(8)
Debt and equity issuance costs	(400)	(1,672)
Proceeds from issuance of common stock	—	81
Proceeds from issuance of preferred stock	—	8,500

Cash (used in) provided by financing activities	(35,045)	9,433

Increase (decrease) in cash	7,863	(133)
Cash and cash equivalents, beginning of period	260	191

Cash and cash equivalents, end of period	$8,123	$58

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

(1)  BASIS OF PRESENTATION

        The accompanying consolidated financial statements of Angelo and Maxie's, Inc. (formerly known as Chart House Enterprises, Inc.) and its wholly-owned subsidiaries (the "Company") for the quarterly periods ended September 30, 2002 and September 24, 2001, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q. These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

        The Company consummated the sale of 38 Chart House restaurants and one Peohe's restaurant (the "Chart House Business") to a third party (the "Purchaser") as of July 30, 2002. See Note 2 "Sale of Chart House Business." The operations for these restaurants have been presented as discontinued operations, and the Company has reclassified its Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the quarter and nine months ended September 24, 2001, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("SFAS No. 144").

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

(2)  SALE OF CHART HOUSE BUSINESS

        In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business. The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used a portion of the proceeds to repay all amounts outstanding on its senior, secured debt and a subordinated note owed to a related party. See Note 4 "Debt." $2.5 million of the sale proceeds were held in escrow pending receipt of certain landlord consents. As of September 30, 2002, $0.5 million of the funds had been released from escrow to the Company. The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in the fiscal quarter ended July 1, 2002, which was revised to $2.6 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords' consent to assign certain leases to the Purchaser.

        The sale received the approval of the Company's stockholders at a special meeting held on July 30, 2002. At the special meeting, the Company's stockholders also approved the change of the Company's name from Chart House Enterprises, Inc. to Angelo and Maxie's, Inc. See "Part II—Other Information, Item 4. Submission of Matters to a Vote of Security Holders." The asset purchase agreement provides for, among other things, post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. Any such post-closing adjustments will be treated, when made, as adjustments to the cash consideration received by the Company and will change the loss on sale at that time. At September 30, 2002, the Purchaser had not yet authorized the release of the remaining escrow funds, nor paid $0.3 million of the purchase price that the Company believes it is owed under the asset purchase agreement. The Company has taken legal action to collect these funds. See "Part II—Other Information, Item 1. Legal Proceedings." Subsequently, $1.75 million of the escrow funds were released, of which $1.5 million was included in the aforementioned legal proceedings.

        Through July 29, 2002, the Company owned 38 Chart House and one Peohe's restaurants, the operations of which have been reported as discontinued. Condensed financial information for the results of operations for the discontinued operations is as follows (in thousands):

	Third quarter ended September 30, 2002	Third quarter ended September 24, 2001	Nine months ended September 30, 2002	Nine months ended September 24, 2001
Revenues	$9,676	$30,754	$68,859	$92,008
Total restaurant costs	9,785	27,306	61,583	81,005
Selling, general and administrative expenses	326	2,537	4,713	7,744
Depreciation and amortization	154	1,441	2,201	4,099
Interest expense, related to capital leases	60	95	60	95

(Loss) income from discontinued operations	$(649)	$(625)	$302	$(935)

        The liabilities of discontinued operations balance of $1.5 million at September 30, 2002, is primarily comprised of accrued transactional costs.

(3)  IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

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

        During the second quarter 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie's Steakhouse business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of the Angelo and Maxie's Steakhouse business was impaired by $5.4 million, and a related charge to continuing operations was recorded in the second quarter of 2002. During the quarter and nine months ended September 24, 2001, the Company recognized $0.1 million and $0.4 million of amortization expense related to these intangible assets.

        During the third quarter of 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business. The Company recorded a $0.2 million charge to continuing operations to reflect these assets at fair value.

        The Company also recorded in the second quarter of 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. In the third quarter of 2002, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit. Such costs primarily include excess corporate office lease payments. The unpaid balance of

$1.5 million for accrued severance and excess corporate costs is presented in the September 30, 2002 balance sheet in accrued liabilities.

        In the third quarter of 2001, the Company recorded a provision for asset impairment in the amount of $5.5 million related to equipment and improvements. The evaluation that resulted in this asset impairment charge was prompted by the significant decline in revenues experienced by the Company following the events of September 11, 2001.

(4)  DEBT

        The Company had a Revolving Credit and Term Loan Agreement ("Credit Agreement") with a group of three banks. The Company made scheduled principal payments on the term loan portion of the Credit Agreement of $0.4 million and $0.5 million during the second and third quarters of 2002, respectively. On August 1, 2002, all outstanding amounts, including principal of $24.1 million and accrued interest of $0.2 million, were paid in full with proceeds from the sale of the Chart House Business. See Note 2 "Sale of Chart House Business." Interest under the Credit Agreement accrued at the prime interest rate, plus 2.75%. The balance outstanding under the Credit Agreement, prior to retirement, included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)"), a related party, which accrued interest at LIBOR plus 14.0% due to the subordinate nature of the related party's participation in the Credit Agreement. Cash paid for interest, net of amounts capitalized, was $1.7 million and $1.0 million for the third quarters of 2002 and 2001, respectively. The current third quarter amount includes $1.2 million of accrued interest paid to EGI-Fund (01).

        During 2001, the Credit Agreement was amended to provide for, among other things, deferral of principal and interest payments and an acceleration of the maturity date to April 30, 2002. Accordingly, the total amount due under the Credit Agreement is reflected as a current liability in the accompanying financial statements at December 31, 2001. The Credit Agreement was further amended on May 1, 2002, to provide for, among other things, an extension of the maturity date to August 30, 2002. Additionally, in connection with the most recent amendment, the Company paid fees of $0.4 million, which is included with interest expense in the statement of operations.

        During the period from November 2000 to January 2001, related parties made available to the Company an aggregate $11.0 million pursuant to unsecured notes. Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13.0 million. During June 2001, one note was repaid and availability under the second note agreement was reduced to $5.0 million in conjunction with the Company raising equity financing through the issuance of Series A preferred stock. The remaining note, owed to EGI-Fund (01), accrued interest at the applicable Eurodollar rate plus 16.0% and had a scheduled maturity of March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001. On August 1, 2002, all outstanding amounts were paid in full with proceeds from the sale of the Chart House Business. See Note 2 "Sale of Chart House Business" and Note 7 "Related Party Transactions." Accordingly, the total amount of debt due to related parties is reflected as a current liability in the accompanying financial statements at December 31, 2001.

(5)  SALE OF GROUND LEASE

        During the first quarter of 2001, the Company sold the rights to a ground lease for one restaurant that had been closed for major remodeling. The Company received proceeds of $0.9 million, which is recorded as "other income" in the accompanying Consolidated Statements of Operations.

(6)  INCOME TAXES

        The Company determined during the third quarter of 2001 that, more likely than not, it would be unable to utilize the benefits of its deferred tax asset and, as a result, increased its valuation allowance by $5.4 million in the third quarter of 2001, which eliminated in full the deferred tax asset balance.

(7)  RELATED PARTY TRANSACTIONS

        Payments to related parties totaled $8.1 million in the third quarter of 2002. Current period payments relate to debt repayments of $6.5 million, plus interest of $1.2 million (see Note 4 "Debt"). The remainder of the payments relates to consulting fees and leasing costs. Payments to related parties totaled $2.2 million in the third quarter of 2001. Prior period payments relate to debt repayments of $0.6 million, plus interest of $0.9 million. The remainder of the payments primarily relates to costs associated with issuing Series A Preferred Stock, consulting fees, and leasing costs.

        In addition, the Company was party to a marketing agreement with iDine Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company's restaurants as preferred dining choices. iDine provided web and print promotional services that were designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. No amounts were received from iDine during the third quarters of 2002 or 2001 related to this agreement. Pursuant to the agreement, the Company paid $0.1 million and $0.8 million to iDine towards its advances and for its marketing services during the third quarters of 2002 and 2001, respectively. This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business. See Note 2 "Sale of Chart House Business." The Company has no further obligations under this agreement.

        The relationships stem from one or more Company stockholders and/or members of the Company's Board of Directors maintaining ownership interest in and influential management positions at or with these organizations.

(8)  COMMITMENTS AND CONTINGENCIES

        The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations. In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million. Such funds are disclosed on the Consolidated Balance Sheets as restricted cash, a long-term asset.

        The Company is contingently liable, in certain circumstances, for lease obligations of 27 properties subleased or assigned to third parties in the event of a default by the third party. In connection with the sale of the Chart House Business, the Company received an irrevocable, unconditional guarantee of the ultimate parent of the Purchaser, a large, national operator of restaurants, with respect to 25 of these properties.

(9)  SUBSEQUENT EVENTS

        On November 8, 2002, the Company announced that its Board of Directors had authorized a program to repurchase up to 1 million shares of the Company's Series A Preferred Stock. The repurchase of the Preferred Stock will be accomplished through periodic purchases at prevailing prices on the open market. The Company will fund the repurchases with existing cash resources. The repurchased shares, if any, are expected to be retained as treasury stock to be used for corporate purposes. The repurchases may be commenced or suspended at any time without prior notice, depending on market conditions and other factors.

        The Company declared a dividend on each share of the Company's Series A Preferred Stock outstanding on November 12, 2002. Holders of record on that date will receive a cash dividend of $0.1125 per share on December 2, 2002.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

        The following is a comparative analysis of the results of operations for the quarter and nine month periods ended September 30, 2002 and September 24, 2001. The results of operations for the quarter and nine month periods ended September 30, 2002, are not necessarily indicative of the results to be expected for any future periods, including the fiscal year ending December 30, 2002. At September 30, 2002, the Company operated six Angelo and Maxie's Steakhouses. At September 24, 2001, the Company operated 38 Chart House restaurants, seven Angelo and Maxie's Steakhouses, and one Peohe's restaurant. In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business. Accordingly, the results of operations for the Chart House Business are presented as discontinued operations. The sale of the Chart House Business was completed as of July 30, 2002. In addition, one of the continuing restaurants has been designated for closure in 2002.

        The following dollar amounts are in thousands.

	Third quarter ended September 30, 2002		Reclassified third quarter ended September 24, 2001		Nine months ended September 30, 2002		Reclassified nine months ended September 24, 2001
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$5,634	100.0	$6,316	100.0	$19,690	100.0	$21,318	100.0

Operating costs and expenses:
Cost of sales	2,041	36.2	2,415	38.2	7,044	35.8	7,984	37.5
Restaurant labor	1,442	25.6	1,975	31.3	4,802	24.4	6,251	29.3
Other operating costs	1,077	19.1	1,399	22.2	3,851	19.6	4,044	19.0
Rent	681	12.1	797	12.6	1,763	9.0	2,308	10.8

Total restaurant costs	5,241	93.0	6,586	104.3	17,460	88.8	20,587	96.6

Restaurant operating income (loss)	393	7.0	(270)	(4.3)	2,230	11.2	731	3.4

Selling, general and administrative expenses	597	10.6	114	1.8	915	4.6	902	4.2
Depreciation and amortization	182	3.2	536	8.5	1,037	5.3	1,693	7.9
Impairment of assets and restructuring charges	497	8.8	5,520	87.4	7,558	38.4	5,520	25.9
Pre-opening costs	—	—	—	—	—	—	597	2.8
(Gain) loss on disposal of assets	—	—	(40)	(0.6)	2	—	969	4.5

Total restaurant and operating costs	6,517	115.6	12,716	201.4	26,972	137.1	30,268	141.9

Loss from operations	(883)	(15.6)	(6,400)	(101.4)	(7,282)	(37.1)	(8,950)	(41.9)
Interest expense, net	580	10.3	967	15.3	2,617	13.3	3,612	16.9
Other income	(51)	(0.9)	(45)	(0.7)	(151)	(0.8)	(1,035)	(4.9)

Loss from continuing operations before income taxes and extraordinary item	(1,412)	(25.0)	(7,322)	(116.0)	(9,748)	(49.6)	(11,527)	(53.9)
Provision for income taxes	—	—	5,380	85.2	—	—	5,380	25.2

Loss from continuing operations before extraordinary item	(1,412)	(25.0)	(12,702)	(201.2)	(9,748)	(49.6)	(16,907)	(79.1)
Extraordinary item, material modification of debt	—	—	942	14.9	—	—	942	4.4

Loss from continuing operations	$(1,412)	(25.0)	$(13,644)	(216.1)	$(9,748)	(49.6)	$(17,849)	(83.5)

CONTINUING OPERATIONS

        Revenues decreased $0.7 million, or 10.8%, to $5.6 million in the third quarter of 2002, compared to $6.3 million in the third quarter of 2001. The decrease in revenues is due to the Company's exit from two restaurants during the third and fourth quarters of 2001. Comparable sales for the quarter increased 4.7%.

        Revenues decreased $1.6 million, or 7.6%, to $19.7 million for the nine months ended September 30, 2002, compared to $21.3 million for the nine months ended September 24, 2001. The decrease in revenues is primarily due to the Company's exit from three restaurants during 2001, which had a $3.9 million impact. This negative impact was partially offset by a $2.1 million increase in sales at restaurants opened in the first and second quarters of 2001 and a 1.2% increase in comparable sales.

        Cost of sales as a percentage of revenues decreased by 2.0 percentage points to 36.2% in the third quarter of 2002, compared with 38.2% in the third quarter of 2001. This improvement was primarily the result of the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gaining operational efficiencies, favorable beef prices, and the closure of underperforming restaurants during 2001. For the nine months ended September 30, 2002, cost of sales as a percentage of revenues decreased by 1.7 percentage points to 35.8%, compared with 37.5% in the nine months ended September 24, 2001, driven by the same factors that positively impacted the quarterly periods.

        Restaurant labor as a percentage of revenues decreased by 5.7 percentage points to 25.6% in the third quarter of 2002, compared with 31.3% in the third quarter of 2001. This improvement was primarily the result of the exit from underperforming restaurants during 2001, the Angelo and Maxie's Steakhouses opened during 2001 and 2000 gaining operational efficiencies, and the reduction in size of the restaurant's management teams in

October 2001. For the nine months ended September 30, 2002, restaurant labor as a percentage of revenues decreased by 4.9 percentage points to 24.4%, compared to 29.3% in the nine months ended September 24, 2001, driven by the same factors that positively impacted the quarterly periods.

        Other operating costs as a percentage of restaurant revenues decreased by 3.1 percentage points to 19.1% in the third quarter of 2002, compared with 22.2% in the third quarter of 2001, primarily as a result of the exit from underperforming restaurants during 2001. Other operating costs as a percentage of restaurant revenues remained relatively unchanged at 19.6% in the nine months ended September 30, 2002, compared with 19.0% for the nine months ended September 24, 2001.

        Rent as a percentage of revenues decreased by 0.5 percentage points to 12.1% in the third quarter of 2002, compared with 12.6% the third quarter of 2001, and decreased 1.8 percentage points to 9.0% for the nine months ended September 30, 2002, compared with 10.8% for the nine months ended September 24, 2001, primarily as the result of the exit from underperforming restaurants during 2001 which had higher rent structures than the remainder of the Company's restaurants.

        Selling, general and administrative expenses increased $0.5 million to $0.6 million in the third quarter of 2002, compared to $0.1 million in the third quarter of 2001, and remained flat for the nine months ended September 30, 2002, compared to the nine months ended September 24, 2001. The increase in the quarterly periods is the result of the fixed general overhead costs being allocated entirely to six operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations.

        Depreciation and amortization decreased $0.3 million to $0.2 million in the third quarter of 2002, compared to $0.5 million in the third quarter of 2001, primarily as the result of the cessation of amortization of goodwill and trade name intangibles as set forth in SFAS 142. In addition, the number of operating restaurants in the third quarter of 2002 decreased from the third quarter of 2001. Those same two factors caused a $0.7 million decrease in depreciation and amortization to $1.0 for the nine months ended September 30, 2002, as compared to $1.7 million for the nine months ended September 24, 2001.

        Impairment of assets and restructuring charges were $0.5 million and $7.6 million for the third quarter and nine month periods ended September 30, 2002, respectively, compared to $5.5 million for the third quarter and nine month periods ended September 24, 2001. These charges are due to the following:

  •
  During the second quarter 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie's Steakhouse business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie's was impaired by $5.4 million, and a related charge to continuing operations was recorded in the second quarter of 2002.

  •
  During the third quarter 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business. The Company wrote down the assets to fair value, resulting in a third quarter charge to continuing operations of $0.2 million.

  •
  The Company also recorded in the second quarter of 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. In the third quarter of 2002, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit. Such costs primarily include excess corporate office lease payments.

  •
  In the third quarter of 2001, the Company recorded a charge for asset impairment in the amount of $5.5 million related to equipment and improvements. The evaluation that resulted in this asset impairment charge was prompted by the significant decline in revenues experienced by the Company following the events of September 11, 2001.

        As the Company is not opening any new restaurants in the near future, there were no pre-opening costs during the quarter and nine months ended September 30, 2002. Pre-opening expenses during the nine months ended September 24, 2001 of $0.6 million primarily reflect salaries, benefits, and training costs for new employees for the two Angelo and Maxie's Steakhouses opened during that period.

        There were no material asset disposals, other than the sale of the Chart House Business, during the nine months ended September 30, 2002, or the quarter ended September 24, 2001. During the first six months of 2001, several asset disposals resulted in a $1.0 million loss, primarily related to restaurants that the Company ceased to operate or transferred to a third party.

        Interest expense decreased $0.4 million, or 40.0%, to $0.6 million in the third quarter of 2002, compared to $1.0 million in the third quarter of 2001, and decreased $1.0 million, or 27.5%, to $2.6 million for the nine months ended September 30, 2002, compared to $3.6 million for the nine months ended September 24, 2001. The Company paid all outstanding bank and related party debt balances in full with the proceeds from the sale of the Chart House Business on August 1, 2002. The decreases from prior year periods are also the result of more favorable interest rates in 2002 and the elimination of fees charged the Company for unused portions of available borrowings under the related party debt in 2001.

        The Company recognized $0.9 million of other income during the first quarter of 2001, related to proceeds received from the sale of rights to a ground lease for one restaurant that had been closed.

        The Company determined during the third quarter of 2001 that, more likely than not, it would be unable to utilize the benefits of its deferred tax asset and, as a result, increased its valuation allowance by $5.4 million in the third quarter of 2001, which eliminated in full the deferred tax asset balance.

        The Company amended its Credit Agreement during October 2001, materially modifying the terms. Accordingly, the Company expensed $0.9 million of unamortized deferred financing costs related to the Credit Agreement during the third quarter of 2001.

DISCONTINUED OPERATIONS

        In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business to a third party and the Company consummated the sale as of July 30, 2002. The operations for the restaurants comprising the Chart House Business have been presented as discontinued for all periods presented. Total consideration received by the Company was $55.3 million consisting of cash and the assumption by the Purchaser of certain current liabilities. The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in the fiscal quarter ended July 1, 2002, which was revised to $2.6 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords' consent to assign certain leases to the Purchaser

	Third quarter ended September 30, 2002		Third quarter ended September 24, 2001		Nine months ended September 30, 2002		Nine months ended September 24, 2001
	Amount	%	Amount	%	Amount	%	Amount	%
Revenues	$9,676	100.0	$30,754	100.0	$68,859	100.0	$92,008	100.0
Total restaurant costs	9,785	101.1	27,306	88.8	61,583	89.4	81,005	88.0
Selling, general and administrative expenses	326	3.4	2,537	8.2	4,713	6.8	7,744	8.4
Depreciation and amortization	154	1.6	1,441	4.7	2,201	3.2	4,099	4.5
Interest expense, related to capital leases	60	0.6	95	0.3	60	0.1	95	0.1

(Loss) income from discontinued operations	$(649)	(6.7)	$(625)	(2.0)	$302	0.5	$(935)	(1.0)

        Revenues decreased $21.1 million, or 68.5%, to $9.7 million in the third quarter of 2002, compared to $30.8 million in the third quarter of 2001. The decrease in revenues is due to one month of operations in the current period compared with three months in the prior period. Revenues decreased $23.1 million, or 25.2%, to $68.9 million for the nine months ended September 30, 2002, compared to $92.0 million for the nine months ended September 24, 2001. The decrease in revenues is due to seven months of operations in the current period compared with nine months in the prior year. The decrease in revenues from the prior periods is also due to lower revenues in the western half of the United States, which was substantially depressed by weak economic conditions in California.

        Restaurant costs as a percentage of revenues increased by 12.3 percentage points to 101.1% in the third quarter 2002, compared to 88.8% in the third quarter 2001, and increased by 1.4 percentage points to 89.4% in the nine months ended September 30, 2002, compared to 88.0% in the nine months ended September 24, 2001. The change relates to increased insurance and marketing costs.

        Selling, general and administrative expenses decreased $2.2 million to $0.3 million in the third quarter of 2002, compared to $2.5 million in the third quarter of 2001, and decreased $3.0 million to $4.7 million for the nine months ended September 30, 2002, compared to $7.7 million for the nine months ended September 24, 2001. The decrease is due to one month of operations compared to three months of operations for the quarterly periods and seven months of operations compared to nine months of operations for the nine-month periods. In addition, these costs had been declining primarily as the result of several reductions in work force and tight control of discretionary spending, particularly salaries and wages, consulting, and legal fees.

        Depreciation and amortization decreased $1.2 million to $0.2 million in the third quarter of 2002, compared to $1.4 million in the third quarter of 2001, and decreased $1.9 to $2.2 million for the nine months ended September 30, 2002, compared to $4.1 million for the nine months ended September 24, 2001, primarily as the result of the cessation of depreciation and amortization in June 2002 in accordance with SFAS 144. In addition, goodwill was not amortized during the current periods due to the implementation of SFAS 142. The expense recorded in the current quarter results from leased property under capital leases that remained on the Company's balance sheet until consents to assignment to the Purchaser were received by the Company.

        The Company recognized a $2.6 million loss on the sale of the Chart House Business. The loss is comprised of $1.9 million in transaction costs, consisting primarily of investment banking and legal fees, and a $0.7 million difference between the net book value of assets disposed and the consideration received. In addition, $1.7 million of severance costs, $0.3 million of excess corporate costs, and a $0.2 million impairment of corporate assets were recognized in continuing operations related to the sale. See "Continuing Operations." The asset purchase agreement related to the sale of the Chart House Business provides, among other things, for post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. Any such post-closing adjustments will be treated, when made, as adjustments to the cash consideration received by the Company and will change the loss on sale at that time. At September 30, 2002, the Purchaser had not yet authorized the release of the certain escrow funds, nor paid $0.3 million of the purchase price that the Company believes it is owed under the asset purchase agreement. The Company has taken legal action to collect these funds. See "Part II—Other Information, Item 1. Legal Proceedings." Subsequently, $1.75 million of the escrow funds were released, of which $1.5 million was included in the aforementioned legal proceedings.

LIQUIDITY AND CAPITAL RESOURCES

	Nine months ended September 30, 2002	Reclassified nine months ended September 24, 2001
Cash used in continuing operating activities	$(0.5)	$(5.8)
Cash (used in) provided by discontinued operations	(4.3)	4.6
Proceeds from the sale of the Chart House Business	49.9	—
Cash in escrow	(2.0)	—
Expenditures for equipment and improvements	(0.2)	(8.3)
Cash (used in) provided by financing activities	(35.0)	9.4

Net increase (decrease) in cash	$7.9	$(0.1)

        The Company consummated the sale of the Chart House Business as of July 30, 2002. The total cash consideration from this transaction was approximately $52.2 million, of which $36.0 million was used as follows:

Retire senior, secured debt and accrued interest (1)	$24.3
Retire related party subordinated debt, accrued interest, and accrued consulting fees	6.5
Establish escrow for leases pending assignment	2.5
Establish collateral for outstanding letters of credit	2.7

$36.0

(1)
Includes $1.5 million to a related party.

        $2.5 million of the sale proceeds were held in escrow pending receipt of certain landlord consents. As of September 30, 2002, $0.5 million of the funds had been released from escrow to the Company. Subsequently, $1.75 million of the escrow funds were released to the Company.

        In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million. Such funds are disclosed on the Consolidated Balance Sheets as restricted cash, a long-term asset.

        The Company expects to use the remaining $16.2 million of proceeds from the sale of the Chart House Business to settle $3.8 million in costs associated with the transaction and for general corporate purposes including, but not limited to, the settlement of short term liabilities. The Company believes that the remaining sale proceeds, together with net cash provided by continuing operating activities, will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

        Historically, the Company required significant capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants. The Company has funded its capital requirements through debt financing, both with third party banks and related parties, equity financing, and cash flows from operations. The Company does not intend to open any new restaurants or incur any major remodeling or refurbishing costs during fiscal 2002.

        Cash used in continuing operating activities was $0.5 million in 2002, compared to $5.8 million of cash used in 2001. Cash used in discontinued operating activities was $4.3 million in 2002, compared to $4.6 million of cash provided by discontinued operating activities in 2001. The current period cash used in discontinued operations reflects the payment of trade payables and accrued liabilities related to the Chart House Business. In 2001, the Company received $0.9 million in proceeds upon the sale of a ground lease from a previously operated restaurant.

        Cash provided by investing activities in 2002 consisted of $49.9 million received for the sale of the Chart House Business. $2.0 million of additional proceeds were held in escrow at September 30, 2002, of which $1.75 million has subsequently been released. Capital expenditures for 2002 totaled $0.2 million. Cash used in investing activities in 2001 consisted of $8.3 million of capital expenditures primarily related to the opening of two new Angelo and Maxie's Steakhouses.

        Cash used in financing activities was $35.0 million in 2002, representing the retirement of both bank and related party debt, primarily with the proceeds from the sale of the Chart House Business. The Company also used $2.7 million of the proceeds from the sale of the Chart House Business to collateralize outstanding letters of credit. During 2001, cash provided by financing activities was $9.4 million, and included $3.1 million borrowed from a related party and the issuance of approximately 3.8 million shares of Preferred Stock through a rights offering during the second quarter. Net proceeds from the Preferred Stock issuance were approximately $7.1 million and were used to pay borrowings under the subordinated notes owed to related parties and other expenses. The remaining proceeds were used to pay outstanding liabilities to construction vendors of the Angelo and Maxie's Steakhouses opened during the fourth quarter of 2000 and the first half of 2001.

        The Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. Dividends are payable semiannually on June 1 and December 1. Dividends paid through June 1, 2002 were in the form of additional shares of Preferred Stock, in part, because the Company's Credit Agreement prohibited the payment of cash dividends. Future dividends are expected to be paid in cash. See "Subsequent Events."

SUBSEQUENT EVENTS

        On November 8, 2002, the Company announced that its Board of Directors had authorized a program to repurchase up to 1 million shares of the Company's Series A Preferred Stock. The repurchase of the Preferred Stock will be accomplished through periodic purchases at prevailing prices on the open market. The Company will fund the repurchases with existing cash resources. The repurchased shares, if any, are expected to be retained as treasury stock to be used for corporate purposes. The repurchases may be commenced or suspended at any time without prior notice, depending on market conditions and other factors.

        The Company declared a dividend on each share of the Company's Series A Preferred Stock outstanding on November 12, 2002. Holders of record on that date will receive a cash dividend of $0.1125 per share on December 2, 2002.

CRITICAL ACCOUNTING POLICIES

        A critical accounting policy is one that would materially effect the Company's operations or financial condition, and requires management to make estimates or judgments in certain circumstances. The following disclosures discuss those accounting policies which the Company believes are most critical and could have the greatest impact on its financial condition.

        Valuation of Exit Costs and Restructure Reserves.    On an as needed basis and subject to approval of the Company's Board of Directors, the Company establishes reserves for unusual and non-recurring items associated with the activities of exiting restaurant locations and reorganizing support staff to address changes in the Company's operations. This requires that management make estimates for cash inflows and outflows based on judgment, market conditions, advice from counsel and consultants, and historical experience. These estimates include, but are not limited to, future payments of rents, severance, legal and consulting costs, consideration for contract modifications, and proceeds from sale of disposed assets. Because of factors beyond management's control, actual results may be different from the estimates, which may cause the Company to record adjustments in future periods. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs from Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time of commitment to a formal shutdown plan. The adoption of SFAS 146 is effective for all exit or disposal activities initiated subsequent to December 31, 2002.

        Impairment of Assets.    On January 1, 2002, the Company adopted SFAS 142, which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review. On an ongoing basis, the Company reviews its carrying value of restaurant assets and compares them with fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. If management determines that the fair market value of its intangible assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

        Cost Capitalization and Depreciation Policies.    Costs for maintenance, repairs, and purchases are either expensed as incurred or capitalized and amortized over the costs estimated useful life. This requires management to make business judgments regarding which costs should be capitalized and, if capitalized, its estimated useful life. Management has established the Company's cost capitalization and deprecation policies based on historical experience in the restaurant industry, industry guidelines regarding useful lives, and adherence to applicable accounting standards. Maintenance, repairs, and minor purchases are expensed as incurred. Major purchases of equipment and facilities, and major replacements and improvements, are capitalized. Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life. Equipment is depreciated over lives ranging from three to eight years. Leasehold interests and improvements are depreciated over lives ranging from one to 40 years.

SEASONALITY

        The Company's business is seasonal in nature, with revenues and operating income for the fourth and first quarters greater than in the second and third quarters as the Company benefits from urban, holiday, and winter vacation dining which is greater than dining associated with leisure travel in the spring and summer quarters.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices. The impact on the Company's results of operations of a one-point market rate change on its cash equivalent balance as of September 30, 2002, would not be material. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes.

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

ITEM 4.    CONTROLS AND PROCEDURES

        Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.

        On October 1, 2002, the Company filed a complaint in the Chancery Court for the State of Delaware against the Purchaser and escrow agent Fidelity National Title. This action alleges several breaches by the Purchaser of its contractual obligations under the asset purchase agreement related to the sale of the Chart House Business and under a related escrow agreement. Aggregate damages sought, without regard to interest or legal fees, were $1.8 million. The Company subsequently received $1.5 million through a release of escrowed funds. The Company continues to seek approximately $0.3 million, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and also seeks related interest, costs, and attorneys' fees. The Purchaser has filed a counterclaim, seeking a purchase price adjustment of $0.15 million. The Company is unable to predict the outcome of this matter.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        A special meeting of stockholders of the Company was held on July 8, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of (i) approving and adopting the asset purchase agreement related to the sale of the Chart House Business and (ii) approving the corporate name change from "Chart House Enterprises, Inc." to "Angelo and Maxie's, Inc." Both matters were approved at the meeting.

        Each stockholder is entitled to one vote for each share of Common Stock held and one vote for each six shares of Preferred Stock held. The tables below summarize the results of the stockholder vote:

	Number of shares	Percentage	Representing number of votes	Percentage
Shares outstanding and entitled to vote	6,113,121	100.0	2,667,507	100.0
Shares represented in person or by proxy at meeting	4,846,417	79.3	1,875,754	70.3
Shares not voted at meeting	1,266,704	20.7	791,753	29.7
	Votes for	Votes against/withheld	Votes abstained/broker non-votes
Proposal I (approve and adopt the asset purchase agreement):	1,869,831	4,854	1,069
Proposal II (change corporate name to "Angelo and Maxie's, Inc.")	1,870,390	3,608	1,756

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)
Exhibits:

3.1	(1) Restated Certificate of Incorporation of the Company, as amended. (1)
(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)
(3) Certificate of Amendment of Restated Certificate of Incorporation of Chart House Enterprises, Inc. (4)
3.2	Amended and Restated Bylaws of the Company. (1)
3.3	Certificate of Designations of the Series A Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	Specimen Series A Preferred Stock Certificate. (3)

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
(4)
Filed as an exhibit to the Company's Current Report on Form 10-Q for the quarter ended July 1, 2002, dated August 15, 2002.

(b)
Reports on Form 8-K.

        The Company filed a report on Form 8-K on August 5, 2002. Under Item 5, the Company reported it had issued a press release announcing the completion of the sale of the Chart House Business, fully retired its senior and subordinated debt, and changed its name from Chart House Enterprises, Inc. to Angelo and Maxie's, Inc.

        The Company filed a report on Form 8-K on August 14, 2002. Under Item 2, the Company reported it had completed the sale of the Chart House Business.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE'S, INC.
Date: November 14, 2002	By:	/s/ KENNETH R. POSNER Kenneth R. Posner President and Chief Executive Officer (principal executive officer)
Date: November 14, 2002	By:	/s/ EMANUEL N. HILARIO Emanuel N. Hilario Chief Financial Officer (principal financial and accounting officer)

CERTIFICATION

I, Kenneth R. Posner, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Angelo and Maxie's, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ KENNETH R. POSNER Kenneth R. Posner President and Chief Executive Officer

CERTIFICATION

I, Emanuel N. Hilario, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Angelo and Maxie's, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

        4.    The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

          a)    Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

          d)    All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

          e)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

        6.    The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	By:	/s/ EMANUEL N. HILARIO Emanuel N. Hilario Chief Financial Officer

QuickLinks

PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS.
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
SIGNATURES
CERTIFICATION