Form 10-K
period 2002-12-30
ANGELO & MAXIES INC
filed 2003-03-25
CIK 820757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 30, 2002

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
 Common Stock, par value $0.01 per share
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

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). Yes ☐    No ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the per share closing sale price of $3.05 on July 1, 2002, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $3.9 million. The number of shares outstanding of common stock as of March 21, 2003 was 1,991,305.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

ITEM 1.    BUSINESS.

GENERAL

        Angelo and Maxie's, Inc., formerly known as Chart House Enterprises, Inc. (the "Company"), operates five full-service steakhouse restaurants located in New York, Washington DC, Virginia, and Florida. The Company was incorporated in Delaware in 1985. The Company's headquarters are located in Chicago, Illinois.

SALE OF CHART HOUSE BUSINESS

        In 1961, operations commenced with the opening of the first Chart House restaurant in Aspen, Colorado by a predecessor of the Company. The Company was established in 1985 as a vehicle to acquire the 54 unit Chart House brand from a predecessor, as well as two other concepts subsequently disposed of by the Company. The Chart House brand grew to a peak of 63 domestic units located in 21 states as well as Puerto Rico and the U.S. Virgin Islands. The Company also opened its higher-priced Peohe's restaurant in January 1988, in Coronado, California. In early 1998, the Company began forming a new management team that developed and executed an operational strategy, which included: disposal of restaurants that did not meet sales and profitability standards, demographic requirements, or geographic fit; completion of a $31.0 million renovation program during 1998-2000 to remodel the remaining restaurants; re-engineering of the menu to a predominately fresh seafood focus; and enhanced information systems.

        In December 2001, the Board of Directors of the Company responded to the recessionary economic environment, the Company's limited access to capital, and the near-term maturity of the Company's senior, secured debt by retaining a financial advisor to initiate a review of strategic alternatives, including a possible sale of the Company.

        The Company attempted to pursue transactions involving the merger of the Company with a prospective purchaser or the sale of all of the Company's assets, including assets related to the Angelo and Maxie's Steakhouses, but did not receive acceptable offers for any such transactions. In May 2002, the Board of Directors of the Company authorized the sale of the remaining 38 Chart House restaurants and one Peohe's restaurant (the "Chart House Business") to, a subsidiary of a publicly-traded restaurant company (the "Purchaser"). The sale received the approval of the Company's stockholders at a special meeting held on July 30, 2002, and closed as of the same date. At the special meeting, the Company's stockholders also approved the change of the Company's name from Chart

House Enterprises, Inc. to Angelo and Maxie's, Inc. The Company received consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used a portion of the net proceeds to repay all amounts outstanding on its senior, secured Revolving Credit and Term Loan Agreement (the "Credit Agreement") and a subordinated note owed to a related party.

ANGELO AND MAXIE'S STEAKHOUSE

        In April 1999, the Company acquired the Angelo and Maxie's Steakhouse located at 233 Park Avenue South in New York, New York. The Company expanded the concept by opening four additional restaurants during 2000 located in New York (52nd Street), New York, Atlanta, Georgia (subsequently closed in 2001), Washington, DC, and Phoenix, Arizona (subsequently closed in December 2002). The Company opened two additional restaurants during 2001 located in West Palm Beach, Florida and Reston, Virginia. The Angelo and Maxie's concept offers steaks supported by a comprehensive selection of American fare, served in oversized portions at prices lower than competing upscale steakhouses. The Angelo and Maxie's concept appeals to a more diverse group of predominately younger men and women from multiple ethnic backgrounds who use the restaurant for a broader variety of occasions than typical steakhouse users. Each location offers a wide variety of premium cigars. The setting is designed to communicate an energetic, fun, and retro 1930's atmosphere that encourages a "see and be seen" environment. The Angelo and Maxie's concept combines the sophistication of the traditional steakhouse with the energy and openness of contemporary fine dining. The restaurants are designed in an art deco-style décor, with warm woodwork reminiscent of Frank Lloyd Wright, including glowing bronzes and contemporary Tiffany light fixtures. Giant murals on the walls, depicting dining and drinking cows, are present in all units and help to reinforce the whimsical, modern feel that the brand represents. Angelo and Maxie's energetic feel and lower price point lends itself to everyday dining in addition to special occasions and, as a result, the concept has a very broad customer base.

        The annual revenue for each Angelo and Maxie's Steakhouse in operation at December 30, 2002 ranged from $2.9 million to $9.1 million, with average annual revenues per restaurant of $5.2 million. The average dinner check at these restaurants was approximately $56 per person.

        The Company's business is seasonal in nature, with revenues and operating income for the first and fourth quarters greater than in the second and third quarters as the Company benefits from urban, holiday, and winter vacation dining which is greater than dining associated with leisure travel in the spring and summer quarters.

        Alcoholic beverages are available at all locations. The sale of alcoholic beverages accounted for approximately 29% of 2002 total revenues generated at the Angelo and Maxie's Steakhouses.

        The Company and its financial advisor continue the review of strategic alternatives, including a possible sale of the entire Company or sale of the Angelo and Maxie's Steakhouse concept and its five restaurants.

MENU

        Angelo and Maxie's is renowned for its thick, juicy steaks and has devised a menu which provides high-quality products served in portions that emphasize "American abundance" at reasonable prices. Angelo and Maxie's menu is split into two categories, "Meat and Not Meat," and offers a broad spectrum of oversized steaks, salads, fish, and chicken and a broad selection of á la carte side dishes. Diners can choose from a wide array of over 20 entrees offering a more diverse selection than many competing steakhouses. Signature items include the 26-ounce Ribeye Steak, 13-ounce Filet Mignon, Grilled 10-ounce Yellowfin Tuna, Two-pound Roasted Chicken Breast with Garlic Lemon Black Pepper Crust, and the White Chocolate Martini. Angelo and Maxie's also offers an extensive wine list. The menu also offers a wide selection of premium cigars, which can be purchased either from the menu or in a retail area at the front of the restaurant.

RESTAURANT LOCATIONS

        The following table depicts existing restaurants as of December 30, 2002:

Location	Date opened	Square footage	No. of seats
New York, NY (Park Ave)	May 1996*	6,486	210
New York, NY (52nd Street)	July 2000	9,172	300
Reston, VA	May 2001	7,900	251
Washington, DC	October 2000	8,500	241
West Palm Beach, FL	March 2001	9,700	320

Average		8,352	264

*
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

OPERATIONS

        In order to maintain a consistently high level of food quality and service in all of its restaurants, the Company has established uniform operational standards which are implemented and executed by the managers of each restaurant. All restaurants are required to be operated in accordance with rigorous standards and specifications relating to the quality of ingredients, preparation of food, menu selection, maintenance of premises, and employee conduct. Corporate office personnel ensure standard menu offerings are adhered to with periodic revision to standard recipes and menus, and lists of approved ingredients and supplies based upon the quality, availability, cost, and customer acceptance of various menu items. The Company maintains centralized financial and accounting control for its restaurants. On a daily basis, restaurants report customer counts, sales, labor costs, and deposit information to Company headquarters. On a weekly basis, restaurant managers forward a summarized profit and loss statement, sales report, and supplier invoices.

MARKETING

        The Company's marketing strategy is designed to capitalize on the deep-brand penetration that Angelo and Maxie's has achieved in New York City, its core market. The Company's headline for Angelo and Maxie's is "I'm in the mood..." As the Company has developed Angelo and Maxie's outside of New York, marketing initiatives to build brand awareness have included a combination of local promotional efforts as well as radio and print advertising. The advertising focus for Angelo and Maxie's is centered around delivering an engaging and memorable tag line that appeals to the concept's younger, more energetic target market. The Company uses edgy advertising campaigns to differentiate the brand from its stuffier counterparts and deliver a fresh twist on an American classic, the steakhouse. Bold print ads, in eye-catching colors, feature the superlative steak and other fare offered at the restaurant. Bold radio spots reinforce the brand's younger consumer and fun feel.

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

TRADEMARKS

        The "Angelo and Maxie's" servicemark was registered with the United States Patent and Trademark Office ("USPTO") in 1997. The "Angelo and Maxie's Steakhouse" and design servicemark was registered with the USPTO in April 2000. "Generation 2 Steakhouse," "Never 2 Hip," and "Get in the Mood" servicemarks have also been registered with the USPTO.

GOVERNMENT REGULATION

        Each of the Company's restaurants is subject to various federal, state, and local laws, regulations, and administrative practices affecting its business and must comply with provisions regulating, among other things, health and sanitation standards, equal employment, public accommodations for disabled patrons, minimum wages, worker safety and compensation, and licensing for the sale of food and alcoholic beverages. Difficulties or failures in maintaining required liquor licenses, or other required licenses, permits, or approvals, could adversely affect the operations of existing restaurants.

        Federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use, and environmental factors could add to the Company's costs in the future.

        In December 2002, the City of New York legislated a ban on smoking that includes almost all restaurants and bars. This legislation, which becomes effective on March 30, 2003, could adversely affect the operations of the Company's two steakhouses located in New York, New York.

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

EMPLOYEES AND RESTAURANT STAFFING

        Each restaurant is managed by a team consisting of one general manager and three to five assistant managers, depending on the operating characteristics and size of the restaurant. Each of the Company's general managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies, and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability.

        At December 30, 2002, the Company employed approximately 485 persons, of whom six are corporate personnel located in Chicago, Illinois. Approximately 35 are restaurant management personnel and the remainder represents hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and considers its labor relations to be good.

ITEM 2.    PROPERTIES.

        The Company currently leases all five of its Angelo and Maxie's restaurants. The average remaining lease term (including renewal options) for these five restaurants as of December 30, 2002, was 16.1 years.

        The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. All of the Company's restaurant property leases provide for a minimum annual rent, and some of the leases require payment of additional rent based on sales volume at the particular location over specified minimum levels.

        The Company's executive offices occupy approximately 13,200 square feet of leased office space in a building located in Chicago, Illinois. This lease expires in June 2003, with an option to extend the term to June 2006.

ITEM 3.    LEGAL PROCEEDINGS.

        On October 1, 2002, the Company filed a complaint in the Chancery Court for the State of Delaware against the Purchaser and escrow agent Fidelity National Title. This action alleges several breaches by the Purchaser of its contractual obligations under the asset purchase agreement related to the sale of the Chart House Business and under a related escrow agreement. Aggregate damages sought, without regard to interest or legal fees, were $1.8 million. The Company subsequently received $1.6 million through a release of escrowed funds and a payment made by the Purchaser during the fourth quarter of 2002. The Company has amended the complaint to release Fidelity National Title and continues to seek approximately $0.2 million, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and also seeks related interest, costs, and attorneys' fees. The Purchaser has filed a counterclaim, seeking a purchase price adjustment of $0.15 million. The Company is unable to predict the outcome of this matter. The Company believes that the outcome of this matter will not have a material adverse effect on its financial condition or operations.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

        The Company's Common Stock, par value $0.01 per share (the "Common Stock") is quoted on the NASD OTC Bulletin Board under the trading symbol AGMX. On March 21, 2003, there were 663 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

        On February 22, 2002, the Company effected a reverse split (the "Reverse Stock Split") of its Common Stock, pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the reverse split. See "Note 9 'Stockholders' Equity' of Item 8. 'Financial Statements and Supplementary Data."' The following table sets forth the quarterly high and low sales prices for a share of the Company's Common Stock for the two most recent fiscal years. The prices in the table below reflect the impact of the Reverse Stock Split.

2002	High	Low
Fourth quarter	$4.00	$3.05
Third quarter	3.49	2.25
Second quarter	5.60	2.45
First quarter	6.50	4.50
2001	High	Low
Fourth quarter	$5.94	$2.10
Third quarter	12.00	5.70
Second quarter	16.20	11.70
First quarter	26.25	14.40

ITEM 6.    SELECTED FINANCIAL DATA.

        The Company consummated the sale of the Chart House Business as of July 30, 2002. The operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2002, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The statement of operations data set forth below relates to the operations of the Angelo and Maxie's Steakhouses and certain Chart House restaurants that were not part of the Chart House Business sold in 2002.

Selected Financial Data

(In thousands, except per share and number of restaurants data)

	2002	2001	2000	1999	1998
Statements of operations data:
Revenues	$27,382	$29,763	$23,512	$34,968	$42,724
Impairment of assets and restructuring charges	7,596	5,699	3,810	4,890	—
Extraordinary item, material modification of debt	—	942	—	—	—
Provision for income taxes	—	5,380	—	—	—
Loss from continuing operations	(9,413)	(17,918)	(12,075)	(8,067)	(840)
Loss from continuing operations per common share—basic and diluted	(5.21)	(9.32)	(6.15)	(4.11)	(0.43)
Weighted-average number of common shares outstanding—basic and diluted	1,981	1,970	1,965	1,961	1,958
Balance sheet data:
Cash and cash equivalents	7,651	260	383	424	266
Restricted cash	2,702	—	—	—	—
Total assets	31,568	88,527	106,761	99,489	88,446
Long-term obligations	4,172	4,874	26,419	22,413	8,470
Stockholders' equity	21,101	33,254	45,961	56,289	59,754
Operational data (end of period):
Number of Angelo and Maxie's Steakhouses	5	6	5	1	—
Number of restaurants in the Chart House Business	—	39	39	39	39
Number of other Chart House restaurants	—	—	2	11	19

Number of total resaurants	5	45	46	51	58

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

OVERVIEW

        The Company consummated the sale of the Chart House Business, comprised of 39 of its then-existing 45 restaurants, as of July 30, 2002. The operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2002, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with FAS 144. The sale was completed for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used a portion of the net proceeds from the sale to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. See "Liquidity and capital resources." The Company recognized a $2.4 million loss on the sale, in addition to $2.2 million of restructuring costs related to the sale.

        The Company continues to operate Angelo and Maxie's Steakhouses, which are full-service steakhouse restaurants located in New York, Washington DC, Virginia, and Florida. The Company operated the following number of restaurants at the end of fiscal years 2002, 2001, and 2000:

	Angelo and Maxie's Steakhouses	Discontinued operations	Other restaurants*	Total
2002	5	—	—	5
2001	6	39	—	45
2000	5	39	2	46

*
Other restaurants represent Chart House seafood restaurants that were not sold as part of the Chart House Business, but were closed or sold during 2001.

        The Company acquired the Angelo and Maxie's Steakhouse concept and one restaurant during 1999 to diversify its seafood dominated portfolio. The Company opened a total of six additional Angelo and Maxie's restaurants over 2000 and 2001. One of these locations was closed during the fourth quarter of 2001 and another location was closed during the fourth quarter of 2002. During 2001, the Company canceled restaurant development plans for three locations, did not open any locations during 2002, and currently has no plans to open additional restaurants during 2003. The Company and its financial advisor continue the review of strategic alternatives, including a possible sale of the entire Company or the sale of the Angelo and Maxie's Steakhouse concept and its five restaurants.

RESULTS OF OPERATIONS

        The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. Fiscal 2002 and 2000 contain 52 weeks, while fiscal 2001 contains 53 weeks.

        The following table presents the results of operations for each of the fiscal years ended December 30, 2002, December 31, 2001, and December 25, 2000. Continuing operations relate to the operations of the Company's Angelo and Maxie's Steakhouses and certain Chart House restaurants that were not part of the Chart House Business sold in 2002. The operations of the Chart House Business are presented as discontinued.

	2002		Reclassified 2001		Reclassified 2000
(Dollars in thousands)	Amount	%	Amount	%	Amount	%
			(Unaudited)		(Unaudited)
Revenues	$27,382	100.0	$29,763	100.0	$23,512	100.0

Operating costs and expenses:
Cost of sales	9,764	35.6	11,019	37.0	8,929	38.0
Restaurant labor	6,560	24.0	8,185	27.5	6,726	28.6
Other operating costs	5,179	18.9	5,680	19.1	3,048	13.0
Rent	2,303	8.4	2,887	9.7	2,098	8.9

Total restaurant costs	23,806	86.9	27,771	93.3	20,801	88.5

Restaurant operating income (before depreciation and amortization)	3,576	13.1	1,992	6.7	2,711	11.5

General and administrative expenses	1,575	5.8	972	3.3	1,756	7.5
Depreciation and amortization	1,368	5.0	2,469	8.3	2,058	8.8
Pre-opening costs	—	—	597	2.0	4,058	17.2
Impairment of assets and restructuring charges	7,596	27.8	5,699	19.1	3,810	16.1
Loss on sales of assets	37	0.1	1,101	3.7	278	1.2

Total restaurant and operating costs	34,382	125.6	38,609	129.7	32,761	139.3

Loss from operations	(7,000)	(25.6)	(8,846)	(29.7)	(9,249)	(39.3)
Interest expense, net	2,615	9.5	4,772	16.0	2,901	12.4
Other income	(202)	(0.7)	(1,080)	(3.6)	(75)	(0.3)

Loss from continuing operations before income taxes and extraordinary item	(9,413)	(34.4)	(12,538)	(42.1)	(12,075)	(51.4)
Provision for income taxes	—	—	5,380	18.1	—	—

Net loss from continuing operations before extraordinary item	(9,413)	(34.4)	(17,918)	(60.2)	(12,075)	(51.4)
Discontinued operations:
Gain (loss) from operations	146	0.5	(1,133)	(3.8)	1,649	7.1
Loss on sale	(2,433)	(8.8)	—	—	—	—

(Loss) gain from discontinued operations	(2,287)	(8.3)	(1,133)	(3.8)	1,649	7.1

Net loss before extraordinary item	(11,700)	(42.7)	(19,051)	(64.0)	(10,426)	(44.3)

Extraordinary item, material modification of debt	—	—	942	3.2	—	—

Net loss before extraordinary item	$(11,700)	(42.7)	$(19,993)	(67.2)	$(10,426)	(44.3)
Preferred stock dividends	910	3.4	434	1.4	—	—

Net loss available to common shares	$(12,610)	(46.1)	$(20,427)	(68.6)	$(10,426)	(44.3)

CONTINUING OPERATIONS

Fiscal 2002 Compared to Fiscal 2001

        Revenues decreased $2.4 million, or 8.0%, to $27.4 million in fiscal 2002, compared to $29.8 million in fiscal 2001. The decrease in revenues is primarily due to the disposal of two Chart House restaurants during 2001 that were not part of the sale of the Chart House Business ($2.6 million) and a 53rd week of revenues in fiscal 2001 ($0.6 million). Comparable restaurant revenues for the three Angelo and Maxie's open for the entire current and prior fiscal years increased 2.9% ($0.5 million). The decline in revenues from Angelo and Maxie's Steakhouses closed during 2002 and 2001 ($1.8 million) were offset by increases in revenues from additional months of operations of Angelo and Maxie's Steakhouses opened during 2001 ($2.1 million).

        Cost of sales as a percentage of restaurant revenues decreased by 1.4 percentage points to 35.6% in fiscal 2002, compared with 37.0% in fiscal 2001. This improvement was primarily the result of the restaurants opened during 2001 and 2000 gaining operational efficiencies, favorable prices for certain food products, and the closure of underperforming restaurants during 2001. Assuming that weather or other market conditions outside the Company's control do not adversely affect the current favorable food cost environment, the Company expects to maintain its cost of sales percentage in 2003 at the level achieved in 2002.

        Restaurant labor as a percentage of restaurant revenues decreased by 3.5 percentage points to 24.0% in fiscal 2002, compared with 27.5% in fiscal 2001. This improvement was primarily the result of the exit from underperforming restaurants during 2001, the restaurants opened during 2001 and 2000 gaining operational efficiencies, and a reduction in the size of the restaurant management teams in October 2001. For new restaurants, labor expense is typically higher than normal during the first 120-180 days until the restaurant's management team becomes accustomed to predicting and scheduling adequate labor hours to service customer volumes.

        Other operating costs as a percentage of restaurant revenues decreased by 0.2 percentage points to 18.9% in fiscal 2002, compared with 19.1% in fiscal 2001, primarily as a result of the exit from underperforming restaurants during 2001.

        Rent as a percentage of restaurant revenues decreased by 1.3 percentage points to 8.4% in fiscal 2002, compared with 9.7% in fiscal 2001, primarily as the result of the exit from underperforming restaurants during 2001, which had higher rent structures than the remainder of the Company's restaurants, coupled with rent relief from the landlord of one of the underperforming restaurants.

        General and administrative expenses increased $0.6 million, or 62.0%, to $1.6 million in fiscal 2002, compared to $1.0 million in fiscal 2001. The increase is the result of the fixed general overhead costs being allocated entirely to five operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations. The Company believes that the general and administrative expenses incurred in the fourth quarter of 2002, which approximated $0.7 million, reflects a normal quarterly run-rate for these expenses.

        Depreciation and amortization decreased $1.1 million, or 44.6%, to $1.4 million in fiscal 2002, compared to $2.5 million in fiscal 2001, primarily as the result of the cessation of amortization of goodwill and trade name intangible assets as set forth in Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"). In addition, the number of operating restaurants in fiscal 2002 decreased from fiscal 2001.

        Pre-opening costs were $0.6 million in fiscal 2001. Pre-opening costs primarily reflect salaries and benefits and training costs for new employees, including crew practice and rehearsal of service activities. The Company opened two new Angelo and Maxie's restaurants in the first half of 2001; no restaurants were opened during the second half of 2001 or during fiscal 2002. The Company has no plans to fund the opening of any new restaurants during 2003.

        Impairment of assets and restructuring charges were $7.6 million in fiscal 2002 and $5.7 million in fiscal 2001. These charges are due to the following:

  •
  During the second quarter of 2002, the Company completed its review as required by FAS 142 by comparing its carrying value for the Angelo and Maxie's Steakhouse business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie's was impaired by $5.4 million, and a related charge to continuing operations was recorded in the second quarter of 2002.

  •
  During the third quarter 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business. The Company wrote down the assets to fair value, resulting in a third quarter charge to continuing operations of $0.2 million.

  •
  The Company also recorded in the second quarter of 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. In the third quarter of 2002, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit. Such costs primarily include excess corporate office lease payments for the Company's Chicago headquarters.

  •
  The Company incurred impairment of assets and restructuring charges totaling $5.7 million during the third and fourth quarters of fiscal 2001, primarily for impairment of assets and exit costs related to the termination of leases for five restaurants. The impairment charges and a portion of the exit costs relate to two Angelo and Maxie's Steakhouses, one of which closed in the fourth quarter of 2001 and the second of which closed in the fourth quarter of 2002. The balance of the exit costs relate to three locations with respect to which restaurant development plans were canceled.

        There were no material asset disposals during fiscal 2002 other than the sale of the Chart House Business. During fiscal 2001, there were several asset disposals that resulted in a $1.1 million loss, primarily related to former Chart House restaurants that the Company ceased to operate.

        Interest expense decreased $2.2 million, or 45.2%, to $2.6 million in fiscal 2002, compared to $4.8 million in fiscal 2001. The Company used a portion of the net proceeds from the sale of the Chart House Business to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. The decrease from 2001 also reflects more favorable interest rates during 2002, the elimination of fees charged to the Company in 2001 for unused portions of available borrowings under the related party debt, and the favorable impact of interest earned on the net cash and cash equivalent balances resulting from the sale of the Chart House Business. See "Liquidity and Capital Resources."

        Other income decreased $0.9 million, or 81.3%, to $0.2 million in fiscal 2002, compared to $1.1 million in fiscal 2001. The fiscal 2001 amount includes $0.9 million related to proceeds received from the sale of rights to a ground lease for one restaurant that had been previously closed. In addition, the Company is committed under a long-term capital lease agreement at a location it has subleased to a third party. This capital lease continues to be reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and non-cash reductions to the liability and related non-cash recognition of interest expense aggregating $0.2 million per annum are reflected in other income.

        The Company determined during the third quarter of 2001 that, more likely than not, it would be unable to utilize the benefits of its deferred tax asset that existed at the beginning of 2001 and, as a result, increased its valuation allowance by $5.4 million in the third quarter of 2001, which eliminated in full the deferred tax asset balance.

        The Company amended its Credit Agreement during October 2001, materially modifying its terms. Accordingly, the Company expensed $0.9 million of unamortized deferred financing costs related to the Credit Agreement during the third quarter of 2001. See "Liquidity and Capital Resources."

        The Company issued Series A convertible preferred stock, par value $1.00 per share ("Series A Preferred Stock"), during June 2001. The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share. The Company accrued dividends on the Series A Preferred Stock aggregating $0.9 million during 2002 and $0.4 million during 2001. The Company settled the first two semi-annual dividend obligations through the issuance of additional shares of Series A Preferred Stock; subsequent to the retirement of the Credit Agreement, which restricted the payment of cash dividends, the Company began paying these dividends in cash. The Company expects to satisfy future dividend obligations in cash. See "Liquidity and Capital Resources."

Fiscal 2001 Compared to Fiscal 2000

        Revenues increased $6.3 million, or 26.6%, to $29.8 million in fiscal 2001, compared to $23.5 million in fiscal 2000. The increase in revenues is primarily due to two new Angelo and Maxie's Steakhouses opened during 2001 ($4.8 million), additional months of operations of four Angelo and Maxie's Steakhouses opened during 2000 ($7.7 million), and a 53rd week of revenues ($0.6 million), offset by a decline in comparable store sales at the Company's original New York City Angelo and Maxie's Steakhouse ($1.1 million) and a reduction in revenues from Chart House restaurants that were disposed of during 2001 and 2000 ($5.7 million).

        Cost of sales as a percentage of restaurant revenues decreased by 1.0 percentage point to 37.0% in fiscal 2001, compared with 38.0% in fiscal 2000. This improvement was primarily the result of the restaurants opened during 2000 gaining operational efficiencies and the closure of underperforming restaurants.

        Restaurant labor as a percentage of restaurant revenues decreased by 1.1 percentage points to 27.5% in fiscal 2001, compared with 28.6% in fiscal 2000. This improvement was primarily the result of the exit from underperforming restaurants, the restaurants opened during 2000 gaining operational efficiencies, and a reduction of the restaurant management teams in October 2001.

        Other operating costs as a percentage of restaurant revenues increased by 6.1 percentage points to 19.1% in fiscal 2001, compared with 13.0% in fiscal 2000. The increase is primarily due to the addition of lower volume restaurants outside New York City where fixed costs as a percentage of sales are much higher than in the New York locations. In addition, the Company experienced higher insurance and utilities costs over the prior year.

        Rent as a percentage of restaurant revenues increased by 0.8 percentage points to 9.7% in fiscal 2001, compared with 8.9% in fiscal 2000. The increase relates to restaurants opened during 2000 that have subsequently been closed due to underperformance.

        General and administrative expenses decreased $0.8 million, or 44.6%, to $1.0 million in fiscal 2001, compared to $1.8 million in fiscal 2000. The 2000 general and administrative expenses reflect the

Company's strategy to expand its restaurant base and build a corporate infrastructure to support the growth of the Angelo and Maxie's concept. During 2001, the Company reevaluated this expansion plan, and lowered headcount and tightened control over related discretionary spending.

        Depreciation and amortization increased $0.4 million, or 20.0%, to $2.5 million in fiscal 2001, compared to $2.1 million in fiscal 2000. Depreciation and amortization decreased as a percentage of sales primarily due to the write-off of certain restaurant assets in the third quarter of 2001.

        Pre-opening costs were $0.6 million in fiscal 2001, compared to $4.1 million in fiscal 2000. These costs primarily reflect salaries and benefits and training costs for new employees. The Company opened two new Angelo and Maxie's Steakhouses during 2001 and four new Angelo and Maxie's Steakhouses during 2000.

        Impairment of assets and restructuring charges were $5.7 million in fiscal 2001 and $3.8 million in fiscal 2000. These charges are due to the following:

  •
  The Company incurred impairment of assets and restructuring charges totaling $5.7 million during the third and fourth quarters of fiscal 2001, primarily for impairment of assets and exit costs related to the termination of leases for five restaurants. The impairment charges and a portion of the exit costs relate to two Angelo and Maxie's Steakhouses, one of which closed in the fourth quarter of 2001 and the second of which closed in the fourth quarter of 2002. The balance of the exit costs relate to three locations where restaurant development plans were canceled.

  •
  During 1999, the Company committed to a plan that identified eleven Chart House restaurants for disposal. These restaurants were not part of the Chart House Business sold in 2002. In 2000, the Company recorded a restructuring charge related to the closing of these restaurants. The charge included a net asset impairment write-down totaling $1.0 million. The Company also recorded a restructuring charge of $2.8 million for incremental exit costs, consisting primarily of severance and run-off occupancy costs.

        Several asset disposals resulted in a net loss of $1.1 million during fiscal 2001. Assets disposals during fiscal 2000 resulted in a $0.3 million net loss.

        Interest expense increased $1.9 million, or 64.5%, to $4.8 million in fiscal 2001, compared to $2.9 million in fiscal 2000. This increase relates to higher debt balances, including related party debt which accrued interest at a higher rate than the debt under the Credit Agreement, offset in part by lower interest rates on the amounts outstanding under the Credit Agreement. See "Liquidity and Capital Resources."

        Other income increased $1.0 million, to $1.1 million in fiscal 2001, compared to $0.1 million in fiscal 2000. The fiscal 2001 amount includes $0.9 million related to proceeds received from the sale of rights to a ground lease for one restaurant that had been previously closed. In addition, the Company is committed under a long-term capital lease agreement at a location it has subleased to a third party. This capital lease is reported in the balance sheet in accordance with FAS 13, and non-cash reductions to the liability and related non-cash recognition of interest expense aggregating $0.2 million in fiscal 2001 and $0.1 million in fiscal 2000 are reflected in other income.

        The Company determined during the third quarter of 2001 that, more likely than not, it would be unable to utilize the benefits of its deferred tax asset that existed at the beginning of 2001 and, as a result, increased its valuation allowance by $5.4 million in the third quarter of 2001, which eliminated in full the deferred tax asset balance.

        The Company amended its Credit Agreement during October 2001, materially modifying its terms. Accordingly, the Company expensed $0.9 million of unamortized deferred financing costs related to the Credit Agreement during the third quarter of 2001. See "Liquidity and Capital Resources."

        The Company issued Series A Preferred Stock during June 2001. The Company accrued dividends on the Series A Preferred Stock in the aggregate of $0.4 million during 2001 and satisfied its dividend payment obligation with additional shares of Series A Preferred Stock. See "Liquidity and Capital Resources."

DISCONTINUED OPERATIONS

        Discontinued operations represents the operations of the Chart House Business sold as of July 30, 2002. The following table presents the results of discontinued operations for each of the fiscal years ended December 30, 2002, December 31, 2001, and December 25, 2000 (dollars in thousands):

	2002 Amount	%	2001 Amount	%	2000 Amount	%
			(Unaudited)		(Unaudited)
Revenues	$68,859	100.0	$121,108	100.0	$118,185	100.0
Total restaurant costs	61,739	89.7	106,555	87.9	99,856	84.5
General and administrative expenses	4,713	6.8	10,273	8.5	10,468	8.9
Depreciation and amortization	2,201	3.2	5,227	4.3	4,856	4.1
Pre-opening costs	—	—	—	—	1,208	1.0
Interest expense, related to capital leases	60	0.1	186	0.2	148	0.1

Net income (loss) from discontinued operations	$146	0.2	$(1,133)	(0.9)	$1,649	1.4

Fiscal 2002 Compared to Fiscal 2001

        Revenues decreased $52.2 million, or 43.1%, to $68.9 million in fiscal 2002, compared to $121.1 million in fiscal 2001. The decrease in revenues is due primarily to 30 weeks of operations in 2002 compared with 53 weeks of operations in 2001.

        Restaurant costs as a percentage of revenues increased by 1.8 percentage points to 89.7% in fiscal 2002, compared to 87.9% in fiscal 2001. The change primarily relates to increased marketing and insurance costs.

        General and administrative expenses decreased $5.6 million, or 54.1%, to $4.7 million in fiscal 2002, compared to $10.3 million in fiscal 2001. The decrease is due primarily to 30 weeks of operations in 2002 compared with 53 weeks of operations in 2001. In addition, these costs had been declining primarily as the result of several reductions in work force and tight control of discretionary spending, particularly salaries and wages, consulting, and legal fees.

        Depreciation and amortization decreased $3.0 million, or 57.9%, to $2.2 million in fiscal 2002, compared to $5.2 million in fiscal 2001, primarily as the result of the cessation of depreciation and amortization in June 2002 in accordance with FAS 144. In addition, goodwill was not amortized during the current period due to the implementation of FAS 142.

        The Company recognized a $2.4 million loss on the sale of the Chart House Business. The loss is comprised of $1.9 million in transaction costs, consisting primarily of investment banking and legal fees, and a $0.5 million difference between the net book value of assets disposed and the consideration received. In addition, $1.7 million of severance costs, $0.3 million of excess corporate costs, and a $0.2 million impairment of corporate assets were recognized in continuing operations related to the sale. See "Continuing Operations." The asset purchase agreement related to the sale of the Chart House Business provides, among other things, for post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. Any such post-closing adjustments will be treated, when made, as adjustments to the cash consideration received by the Company and will change the loss on sale at that time. At December 31, 2002, the Purchaser had not yet paid approximately $0.2 million of the purchase price that the Company believes it is owed under the asset purchase agreement. The Company has taken legal action to collect these funds. See "Part I, Item 3. Legal Proceedings."

Fiscal 2001 Compared to Fiscal 2000

        Revenues increased $2.9 million, or 2.5%, to $121.1 million in fiscal 2001, compared to $118.2 million in fiscal 2000. The increase is primarily due to full year performance of two Chart House restaurants reopened during 2000 ($4.4 million) and a 53rd week of revenues ($3.1 million), offset by a 4.2% decrease in comparable store revenues ($4.6 million).

        Restaurant costs as a percentage of revenues increased by 3.5 percentage points to 88.0% in fiscal 2001, compared to 84.5% in fiscal 2000. The change primarily relates to increased marketing and insurance costs.

        General and administrative expenses decreased $0.2 million, or 1.9%, to $10.3 million in fiscal 2001, compared to $10.5 million in fiscal 2000. The decrease relates to lower salary and employment expenses as a result of lower headcount and tighter control of related discretionary spending.

        Depreciation and amortization increased $0.4 million, or 7.6%, to $5.2 million in fiscal 2001, compared to $4.8 million in fiscal 2000. The increase relates to capital expenditures for the Chart House restaurants included in the Chart House Business.

OPERATING OUTLOOK

        The Company's primary strategic objective in 2003 is to complete either a sale of the entire Company or a sale of the Angelo and Maxie's Steakhouse concept and its five restaurants. While the Company is entertaining offers, the Company will continue operating its restaurants until an acceptable offer is made. Accordingly, the Company has no present plans to expand the concept.

        While the Company focuses on the execution of its primary strategic objective, its primary operating objective in 2003 is to improve comparative restaurant revenues over the levels achieved in 2002. The following are key tactics the Company plans to use to reach this objective:

        Provide superior guest hospitality.    The Company's goal is to consistently meet or exceed the expectations of every restaurant guest in all facets of the dining experience. Management believes that the Company's restaurant-level employee recruitment, selection, training, and incentive programs allow it to attract and retain qualified employees who are motivated to provide consistent excellence in guest hospitality.

        Provide exceptional value.    Angelo and Maxie's offers steaks supported by a comprehensive selection of American fare, served in oversized portions at prices lower than competing upscale steakhouses. The concept combines the sophistication of the traditional steakhouse with the energy and openness of contemporary fine dining. Angelo and Maxie's energetic feel and lower price point lends itself to everyday dining, in addition to special occasions.

        Deliver high-quality, contemporary menu offerings.    Angelo and Maxie's is renowned for its thick, juicy steaks and has devised a menu which provides high-quality products served in portions that emphasize "American abundance." Diners can choose from a wide array of over 20 entrees offering a more diverse selection than many competing steakhouses.

        Execute the Company's commitment to selecting, training, rewarding, and retaining high-quality employees.    Management believes the Company's employee selection criteria are among the most comprehensive in the restaurant industry. By providing extensive training and innovative compensation programs, management believes the Company's employees develop a sense of personal commitment to the Company's core values and culture of excellence in restaurant operation and guest hospitality. Management believes these programs have resulted in employee turnover rates that are generally lower than the average for the restaurant industry.

        The Company believes that consistent execution of these key tactics will allow it to sustain operating margins at the levels attained in 2002. Management believes that an improving economic environment is, however, a critical element to its ability to generate additional revenues.

        Commodity price increases, particularly for beef products, will decrease profit margins to the extent such cost increases cannot be passed on to the Company's customers. To partially mitigate this risk, the Company has entered into purchase agreements for certain fresh beef items. Labor costs, the Company's second largest operating expense, would be adversely affected in the event of any minimum wage increases legislated by Federal or state authorities. Additionally, significant increases in utility costs arising from a shortage of supply and/or extreme weather will have an adverse effect on operating margins. The Company continues to evaluate operating efficiencies to improve margins and protect against significant operating cost increases that cannot be mitigated by price increases.

        The maturation of the Angelo and Maxie's Steakhouses should permit the Company to achieve and sustain appropriate operating margins. Restaurant profitability should be sufficient to cover the corporate overhead expenses. As the Company has no debt and has excess cash, the Company believes it has sufficient resources to execute its operating objectives.

LIQUIDITY AND CAPITAL RESOURCES

	2002	Unaudited 2001	Unaudited 2000
	(In thousands)
Net cash (used in) provided by operating activities	$(9,563)	$288	$(2,015)
Proceeds from the sale of the Chart House Business	52,022	—	—
Proceeds from the sale of equipment and improvements	—	98	17,835
Expenditures for equipment and improvements	(971)	(9,869)	(22,769)
Net cash (used in) provided by financing activities	(34,097)	9,360	6,908

Net increase (decrease) in cash	$7,391	$(123)	$(41)

        The Company consummated the sale of the Chart House Business as of July 30, 2002. The total cash consideration received from this transaction is approximately $52.0 million, of which $33.5 million was used for the following financing and operating activities (in thousands):

Retire senior, secured debt and accrued interest (1)	$24,285
Retire related party subordinated debt, accrued interest, and accrued consulting fees	6,510
Establish collateral for outstanding letters of credit	2,702

$33,497

(1)
Includes $1.5 million to a related party, which was a participant under the Credit Agreement.

        In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million. Such funds are disclosed on the Company's balance sheet as restricted cash, a non-current asset.

        The Company used the remaining net proceeds from the sale of the Chart House Business to settle $3.8 million in costs associated with the transaction and for general corporate purposes including, but not limited to, the settlement of short term liabilities, certain of which relate to the Chart House Business. The Company had $7.7 million in cash for general corporate purposes at December 30, 2002. The Company believes that the remaining sale net proceeds, together with net cash provided by continuing operating activities, will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

        Historically, the Company required significant capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants. The Company has funded its capital requirements through debt financing, both with third party banks and related parties, tenant improvement monies, equity financing, and cash flows from operations. The Company does not intend to fund any new restaurants or incur any major remodeling or refurbishing costs during fiscal 2003.

        Net cash used in operating activities was $9.6 million in 2002, compared to net cash provided by operating activities of $0.3 million in 2001 and net cash used in operating activities of $2.0 million in 2000. In 2002, net cash used in operating activities primarily relates to the settlement of short-term liabilities related to the Chart House Business. In 2001, the Company received $0.9 million in proceeds upon the sale of a ground lease from a previously operated restaurant.

        In connection with an agreement with iDine Rewards Network, Inc. ("iDine"), the Company received $1.0 million in each of 2002 and 2001 and received $1.1 million during 2000 for marketing activities. The Company in turn paid to iDine $2.5 million and $3.1 million during 2002 and 2001, respectively, related to this agreement. No amounts were paid by the Company during 2000 related to this agreement. This activity is included in net cash used in/provided by operating activities.

        Net cash provided by investing activities in 2002 included $52.0 million received for the sale of the Chart House Business. Capital expenditures for 2002 were approximately $1.0 million, of which approximately $0.8 million related to the Chart House Business. Net cash used in investing activities in 2001 consisted of a net $9.8 million of capital expenditures primarily related to the opening of new Angelo and Maxie's Steakhouses. Net cash used in investing activities in 2000 consisted of $22.3 million of capital expenditures primarily related to the opening of new Angelo and Maxie's Steakhouses and remodeling of Chart House restaurants. Capital expenditures were partially funded with net proceeds of $17.8 million from the sale of certain Chart House restaurants, including a $15.0 million sale-leaseback transaction related to five Chart House restaurants, which were included in the sale of the Chart House Business during July 2002.

        Net cash used in financing activities was $34.1 million in 2002, representing the retirement of amounts owing under the Credit Agreement and a subordinated note to a related party, primarily with the net proceeds from the sale of the Chart House Business. The Company also used $2.7 million of the net proceeds from the sale of the Chart House Business to collateralize outstanding letters of credit. During 2001, net cash provided by financing activities was $9.4 million, including $3.0 million borrowed from a related party and the issuance of approximately 3.8 million shares of Series A Preferred Stock through a rights offering during the second quarter. Net proceeds from the Series A Preferred Stock issuance were approximately $7.1 million and were used to pay borrowings under the subordinated notes owed to related parties and other expenses. The remaining net proceeds were primarily used to pay outstanding liabilities to construction vendors of the Angelo and Maxie's Steakhouses opened during the fourth quarter of 2000 and the first half of 2001. Net cash provided by financing activities during 2000 was $6.9 million, and included $2.0 million borrowed from a related party. The remaining proceeds were primarily provided by borrowing under the Credit Agreement.

        The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. Dividends are payable semiannually on June 1 and December 1. Dividends paid through June 1, 2002 were in the form of additional shares of Series A Preferred Stock, in part, because the Company's Credit Agreement prohibited the payment of cash dividends.

Subsequent to the retirement of amounts owing under the Credit Agreement, the Company began paying these dividends in cash. The Company expects to satisfy future dividend obligations in cash.

        The Company is liable under various capital and operating lease agreements, primarily related to restaurant locations. The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements.

        The following table summarizes the scheduled expiration of the Company's contractual obligations as of December 30, 2002 (in thousands):

	Payments due by year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Term loans	$501	$94	$215	$192	$—
Capital lease obligation (1)	4,179	205	410	410	3,154
Operating lease obligation (2)	25,796	2,316	4,428	4,622	14,430

Total	$30,476	$2,615	$5,053	$5,224	$17,584

(1)
Includes interest.

(2)
Reflects minimum rental payments due through either primary lease term or current option period only.

        The following table summarizes the Company's contingent liabilities as of December 30, 2002 (in thousands):

	Amount of contingent liability expiration per year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Guarantee of debt (1)	$4,000	$—	$4,000	$—	$—
Letters of credit (2)	2,702	2,702	—	—	—
Property subleases (3)	115,084	4,411	8,578	8,546	93,549

Total	$121,786	$7,113	$12,578	$8,546	$93,549

(1)
In connection with the 1997 sale of previously operated restaurants, the Company agreed to guarantee up to $4.0 million of the buyer's note obligation to its lender through January 2004. The Company has not been advised of any monetary or material defaults under this arrangement.

(2)
Related to lease obligations and self-insurance reserves. The majority of these letters of credit automatically renew for one-year terms until the leases expire or the insurance claims are settled. These letters of credit are fully collateralized and the collateral is reflected on the balance sheet as restricted cash.

(3)
Represents the Company's exposure, in excess of amounts accrued in the financial statements as of December 30, 2002, under 26 leases for restaurants previously operated by the Company and assigned or subleased to third parties. The Company becomes obligated only in the event of an assignee or sublessee default. In connection with the sale of the Chart House Business, the Company received an irrevocable, unconditional guarantee of the ultimate parent of the Purchaser, a publicly-traded restaurant company, of the Purchaser's obligations with respect to 24 of these properties.

CRITICAL ACCOUNTING POLICIES

        A critical accounting policy is one that would materially affect the Company's operations or financial condition, and requires management to make estimates or judgments in certain circumstances. Set forth below is a description of those accounting policies which the Company believes are most critical and could have the greatest impact on its operations or financial condition.

        Valuation of Exit Costs and Restructure Reserves.    On an as-needed basis and subject to approval of the Company's Board of Directors, the Company establishes reserves for unusual and non-recurring items associated with the activities of exiting restaurant locations and reorganizing support staff to address changes in the Company's operations. This requires that management make estimates for cash inflows and outflows based on judgment, market conditions, advice from counsel and consultants, and historical experience. These estimates include, but are not limited to, future payments of rents, severance, legal and consulting costs, consideration for contract modifications, and proceeds from the sale of disposed assets. Because of factors beyond management's control, actual results may be different from the estimates, which may cause the Company to record adjustments in future periods. In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs from Exit or Disposal Activities" ("FAS 146"). FAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time of commitment to a formal shutdown plan. The adoption of FAS 146 is effective for all exit or disposal activities initiated subsequent to December 31, 2002.

        Impairment of Assets.    On January 1, 2002, the Company adopted FAS 142, which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review. On an ongoing basis, the Company reviews its carrying value of restaurant assets and compares them with fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. If management determines that the fair market value of its intangible assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

        Cost Capitalization and Depreciation Policies.    Costs for maintenance, repairs, and purchases are either expensed as incurred or capitalized and amortized over the cost's estimated useful life. This requires management to make business judgments regarding which costs should be capitalized and, if capitalized, the estimated useful life. Management has established the Company's cost capitalization and deprecation policies based on historical experience in the restaurant industry, industry guidelines regarding useful lives, and adherence to applicable accounting standards. Maintenance, repairs, and minor purchases are expensed as incurred. Major purchases of equipment and facilities, and major replacements and improvements, are capitalized. Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over lives ranging from three to eight years. Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life, ranging up to 25 years.

        Self-Insurance Liability.    The Company is self-insured through October 2002 for its workers' compensation and general liability insurance programs, and continues to be self-insured for its employee health insurance program. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on management's estimate of the ultimate costs to be incurred to settle known claims and claims incurred, but not reported, as of the balance sheet date. Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from our estimates, our financial results could be impacted.

NEW ACCOUNTING PRONOUNCEMENTS

        In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements have been adopted by the Company. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into subsequent to January 1, 2003.

        FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, this is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events.

        As noted above, the Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not entered into or modified any guarantees subsequent to December 31, 2002.

        In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123" ("FAS 148"). This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

        In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have a material effect on the Company's financial statements.

EFFECT OF INFLATION

        Management does not believe inflation has had a significant effect on Company operations during the past several years. Although the Company generally has been able to substantially offset increases in its restaurant and operating costs resulting from inflation by increasing menu prices or making other adjustments, there can be no assurance that it will be able to do so in the future. Although management does not anticipate inflation having a material effect on restaurant operating income in 2003, future increases in labor cost, food cost, or other operating costs, including insurance and utilities, could adversely affect the Company's operating results.

SEASONALITY

        The Company's business is seasonal in nature, with revenues and operating income for the first and fourth quarters greater than in the second and third quarters as the Company benefits from urban, holiday, and winter vacation dining which is greater than the benefits associated with dining during leisure travel in the spring and summer quarters.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices. The impact on the Company's results of operations of a one-point market rate change on its cash equivalent balance as of December 30, 2002, would not be material. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 30, 2002	December 31, 2001
		(Unaudited— see Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$7,651	$260
Accounts receivable, net	541	2,721
Inventories	416	2,365
Prepaid expenses and other current assets	974	647

Total current assets	9,582	5,993

Equipment and improvements:
Equipment	3,708	36,481
Leasehold interests and improvements	12,554	72,961

	16,262	109,442
Less: Accumulated depreciation and amortization	2,934	43,338

Equipment and improvements, net	13,328	66,104

Other non-current assets:
Restricted cash	2,702	—
Leased property under capital leases, net	1,136	1,779
Intangibles, net	4,315	14,483
Other non-current assets	505	168

Total other non-current assets	8,658	16,430

Total assets	31,568	88,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of non-current liabilities	124	25,476
Debt to related parties	—	5,577
Accounts payable	1,679	10,107
Accrued liabilities	4,322	9,239
Liabilities of discontinued operations	170	—

Total current liabilities	6,295	50,399

Non-current liabilities (excluding current portion):
Deferred gain	967	967
Long-term portion of landlord note	407	501
Long-term portion of capital lease obligations	1,877	2,832
Other long-term obligations	921	574

Total non-current liabilities (excluding current portion)	4,172	4,874

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 and 3,970,550 shares issued and outstanding at December 30, 2002 and December 31, 2001, respectively	4,135	3,971
Common stock, $0.01 par value, 30,000,000 shares authorized; 1,987,733 and 1,975,766 shares issued and outstanding at December 30, 2002 and December 31, 2001, respectively	20	20
Additional paid-in capital	65,416	65,123
Retained deficit	(48,470)	(35,860)

Total stockholders' equity	21,101	33,254

Total liabilities and stockholders' equity	$31,568	$88,527

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal years ended
	December 30, 2002	Reclassified December 31, 2001	Reclassified December 25, 2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Revenues	$27,382	$29,763	$23,512

Operating costs and expenses:
Cost of sales	9,764	11,019	8,929
Restaurant labor	6,560	8,185	6,726
Other operating costs	5,179	5,680	3,048
Rent	2,303	2,887	2,098

Total restaurant costs	23,806	27,771	20,801
General and administrative expenses	1,575	972	1,756
Depreciation and amortization	1,368	2,469	2,058
Impairment of assets and restructuring charges	7,596	5,699	3,810
Pre-opening costs	—	597	4,058
Loss on disposal of assets	37	1,101	278

Total restaurant and operating costs	34,382	38,609	32,761

Loss from operations	(7,000)	(8,846)	(9,249)
Interest expense, net	2,615	4,772	2,901
Other income	(202)	(1,080)	(75)

Loss from continuing operations before income taxes and extraordinary item	(9,413)	(12,538)	(12,075)
Provision for income taxes	—	5,380	—

Loss from continuing operations before extraordinary item	(9,413)	(17,918)	(12,075)

Discontinued operations:
Income (loss) from operations	146	(1,133)	1,649
Loss on sale	(2,433)	—	—

(Loss) income from discontinued operations	(2,287)	(1,133)	1,649

Net loss before extraordinary item	(11,700)	(19,051)	(10,426)
Extraordinary item, material modification of debt	—	942	—

Net loss	$(11,700)	$(19,993)	$(10,426)
Preferred dividends	910	434	—

Net loss applicable to common shares	$(12,610)	$(20,427)	$(10,426)

Net (loss) income per common share—basic and diluted:
Continuing operations, before extraordinary item	$(5.21)	$(9.32)	$(6.15)
Discontinued operations	(1.16)	(0.57)	0.84
Extraordinary item, material modification of debt	—	(0.48)	—

	$(6.37)	$(10.37)	$(5.31)

Weighted-average number of common shares outstanding	1,981	1,970	1,965

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred stock		Common stock
					Additional paid-in capital	Retained deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 27, 1999 (Unaudited—see Note 1)	—	$—	1,962	$20	$61,276	$(5,007)	$56,289
Issuance of common stock	—	—	4	—	98	—	98
Net loss	—	—	—	—	—	(10,426)	(10,426)

Balance, December 30, 2000 (Unaudited—see Note 1)	—	—	1,966	20	61,374	(15,433)	45,961
Issuance of preferred stock, net	3,778	3,778	—	—	3,323	—	7,101
Preferred dividends	193	193	—	—	241	(434)	—
Employee stock plan	—	—	4	—	45	—	45
Non-employee director compensation	—	—	6	—	140	—	140
Net loss	—	—	—	—	—	(19,993)	(19,993)

Balance, December 31, 2001 (Unaudited—see Note 1)	3,971	3,971	1,976	20	65,123	(35,860)	33,254
Preferred dividends	164	164	—	—	205	(910)	(541)
Non-employee director compensation	—	—	12	—	88	—	88
Net loss	—	—	—	—	—	(11,700)	(11,700)

Balance, December 30, 2002	4,135	$4,135	1,988	$20	$65,416	$(48,470)	$21,101

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal years ended
	December 30, 2002	December 31, 2001	December 25, 2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Cash flows from operating activities:
Net loss	$(11,700)	$(19,993)	$(10,426)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	3,569	7,714	6,914
Loss provision for impairment of assets and restructuring charges	7,596	5,699	3,810
Loss on sale of Chart House Business	2,433	—	—
Loss on disposal of assets	37	1,101	278
Common stock issued in lieu of compensation	88	140	—
Amortization of debt issuance costs, included in interest expense	443	226	180
Provision for net deferred income tax asset	—	5,380	—
Extraordinary item, material modification of debt	—	942	—
Changes in working capital:
Decrease (increase) in accounts receivable	2,117	1,043	(795)
Decrease (increase) in inventories	243	36	(119)
(Increase) decrease in prepaid expenses and other current assets	(370)	164	(281)
(Increase) decrease in other non-current assets	(471)	15	(268)
(Decrease) increase in accounts payable	(8,381)	(2,112)	3,311
(Decrease) increase in accounts payable to related parties	(1,510)	577	—
(Decrease) increase in accrued liabilities	(2,341)	(1,135)	(4,702)
Decrease in liabilities of discontinued operations	(1,663)	—	—
Increase in other non-current obligations (excluding current portion)	347	491	83

Cash (used in) provided by operating activities	(9,563)	288	(2,015)
Cash flows provided by (used in) investing activities:
Proceeds from sale of Chart House Business	52,022	—	—
Expenditures for equipment and improvements	(971)	(9,869)	(22,769)
Proceeds from sale of equipment and improvements	—	98	17,835

Cash provided by (used in) investing activities	51,051	(9,771)	(4,934)

Cash flows (used in) provided by financing activities:
Net (payments) borrowings under revolving credit agreement	(14,395)	2,800	6,900
Payments on term loans	(10,836)	(2,328)	(1,535)
Payments on borrowings from related parties	(5,000)	(579)	—
Restricted cash for letters of credit	(2,702)	—	—
Payments on acquisition indebtedness	(125)	(746)	(750)
Preferred stock dividend payments	(465)	—	—
Debt and equity issuance costs	(400)	(1,701)	(300)
Reduction of obligations under capital leases	(174)	(210)	(205)
Borrowings from related parties	—	3,579	2,000
Proceeds from term loan	—	—	700
Proceeds from issuance of common stock	—	45	98
Proceeds from issuance of preferred stock	—	8,500	—

Cash (used in) provided by financing activities	(34,097)	9,360	6,908

Increase (decrease) in cash	7,391	(123)	(41)
Cash and cash equivalents, beginning of period	260	383	424

Cash and cash equivalents, end of period	$7,651	$260	$383

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2002

(INFORMATION WITH RESPECT TO 2001 AND 2000 IS UNAUDITED)

(1) NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The Company consummated the sale of 39 of its 45 restaurants to a third party as of July 30, 2002. See Note 2 "Sale of Chart House Business." The operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2002, and the Company has reclassified its Consolidated Statements of Operations for the fiscal years ended 2001 and 2000, in accordance with FAS 144.

        Arthur Andersen LLP, the independent auditors that audited the Company's consolidated financial statements for 2001 and 2000, resigned as the Company's auditors during May 2002 and subsequently ceased operations. Consequently, Arthur Andersen is no longer available to audit the reclassification adjustments made to the 2001 and 2000 consolidated statements of operations and consent to the inclusion of its audit opinion for these years. In view of the significant financial and administrative burden on the Company of having its 2001 and 2000 consolidated financial statements re-audited by the Company's current auditors, KPMG LLP, the Consolidated Balance Sheet at December 31, 2001, Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the fiscal years ended 2001 and 2000, and the related notes thereto, are unaudited. While the consolidated financial statements for 2001 and 2000 are unaudited, they include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such years. The financial statements for the fiscal year ended 2002 have been audited by KPMG LLP.

        The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. The fiscal quarters for the Company consist of 13-week periods. Under this method, certain years will contain 53 weeks. Fiscal 2002 and 2000 contain 52 weeks, while fiscal 2001 contains 53 weeks.

        On February 22, 2002, the Company effected a reverse stock split of its Common Stock pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the reverse stock split. The reverse stock split has been reflected in the accompanying financial statements and notes thereto as if it had occurred on December 27, 1999 for comparative purposes.

Nature of Operations

        The Company is engaged in the restaurant business. At December 30, 2002, the Company operated five Angelo and Maxie's Steakhouses. The restaurants are located in New York, Washington DC, Virginia, and Florida. The Company operated six Angelo and Maxie's Steakhouses at December 31, 2001, and four Angelo and Maxie's Steakhouses and two Chart House seafood restaurants (not included in the Chart House Business sold during 2002) at December 25, 2000. See also Note 2 "Sale of Chart House Business" and Note 3 "Impairment of Assets and Restructuring Charges."

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of all subsidiaries of the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification

        In addition to the reclassifications required by FAS 144, certain prior year balances have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

        Cash and cash equivalents include investments that are readily convertible to cash with an original maturity date of three months or less and are stated at cost, which approximates fair value.

Accounts Receivable

        Accounts receivable primarily consists of receivables from credit card processors. The allowance for doubtful accounts was $0.1 million at both December 30, 2002 and December 31, 2001.

Inventories

        Inventories consist primarily of food and beverage items and are valued at the lower of cost (first-in, first-out) or market.

Equipment and Improvements

        Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets. Equipment is depreciated over lives ranging from three to eight years. Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life, ranging up to 25 years.

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

        Depreciation and amortization expense related to equipment and improvements utilized in the continuing business was $1.3 million, $1.7 million, and $1.3 million in 2002, 2001, and 2000, respectively. Depreciation and amortization expense related to equipment and improvements utilized in the Chart House Business was $2.2 million, $5.0 million, and $4.7 million in 2002, 2001, and 2000, respectively, and is included in discontinued operations.

        The Company capitalizes interest costs directly related to the acquisition of equipment and improvements. Capitalized interest, net of accumulated amortization, was $0.2 million and $0.3 million at December 30, 2002 and December 31, 2001, respectively, and is reflected with leasehold interests and improvements on the balance sheet. Interest costs capitalized during 2001 and 2000 totaled $0.1 million and $0.2 million, respectively; no interest costs were capitalized during 2002. The capitalized costs are amortized over the respective lives of the assets. Amortization expense related to these capitalized costs was less than $0.1 million during both 2002 and 2001; no amortization expense was recognized during 2000.

        The Company evaluates its equipment and improvements for impairment in accordance with FAS 144. The Company recorded an impairment charge for certain restaurant equipment and improvements of $4.6 million and $1.0 million in 2001 and 2000, respectively. See Note 3 "Impairment of Assets and Restructuring Charges." There were no such impairment charges recorded in 2002, however, $0.2 million of corporate leasehold improvements were written-off in conjunction with the sale of the Chart House Business. See Note 2 "Sale of Chart House Business."

Capital Lease

        The Company has subleased one of its restaurant properties to a third party, but was not relieved of its primary obligation under the original lease. This lease is characterized as a capital lease in accordance with FAS 13. In accordance with FAS 13, this lease continues to be reflected on the balance sheet as a capital lease. Amortization of the leased property is included with depreciation and amortization. The non-cash reduction of the capital lease obligation and related non-cash recognition of interest expense are reflected in other income.

Restricted Cash

        The Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit. Restricted cash is reflected as a non-current asset, reflecting the nature of the underlying letters of credit. See Note 11 "Commitments and Contingencies."

Intangibles

        Intangibles, net of accumulated amortization, are as follows:

	December 30, 2002	December 31, 2001
		(Unaudited— See Note 1)
Trade name	$4,278	$6,045
Liquor licenses	37	525
Non-compete agreement	—	50
Goodwill	—	7,863

	$4,315	$14,483

        The value of the Angelo and Maxie's trade name was determined using industry estimates for returns on assets and was recorded when the asset was purchased in 1999. The trade name was being amortized using the straight-line method over 20 years. Beginning in 2002, the Company no longer recognizes amortization expense on the trade name but conducts an ongoing impairment review of the asset in accordance with FAS 142. During 2002, the Company recorded an impairment charge related to the trade name of $1.7 million. See Note 3 "Impairment of Assets and Restructuring Charges." Amortization expense related to the trade name was $0.3 million in both 2001 and 2000.

        Goodwill represents the excess of purchase price over the fair market value of net identifiable assets acquired. Goodwill recorded prior to 1999 was being amortized using the straight-line method over 40 years. Goodwill acquired in 1999 was being amortized using the straight-line method over 20 years. During 2002, in accordance with FAS 142, the Company recorded an impairment charge against the goodwill associated with the Angelo and Maxie's Steakhouses of $3.7 million. See Note 3 "Impairment of Assets and Restructuring Charges." The goodwill related to the Chart House restaurants was included in the cost basis of the Chart House Business sold during 2002. See Note 2 "Sale of Chart House Business." Amortization expense related to goodwill associated with the Angelo and Maxie's Steakhouses was $0.2 million for both 2001 and 2000. Amortization expense related to goodwill associated with the Chart House restaurants was also $0.2 million for both 2001 and 2000, and is included in discontinued operations.

        Pro forma net loss applicable to common shares and per share amounts excluding amortization of trade name and goodwill would be as follows (in thousands, except for per share amounts):

	2002	2001	2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Net loss applicable to common shares:
As reported	$(12,610)	$(20,427)	$(10,426)
Pro forma	(12,610)	(19,727)	(9,726)
Net loss per common shares—basic and diluted
As reported	$(6.37)	$(10.37)	$(5.31)
Pro forma	(6.37)	(10.01)	(4.95)

        The carrying values of liquor licenses are recorded at the lower of cost or net realizable value and are not being amortized. The majority of the Company's liquor licenses were transferred to a third party during 2002. See Note 2 "Sale of Chart House Business."

        The non-compete agreement related to a prior owner of the original Angelo and Maxie's Steakhouse and has been amortized straight-line over the three year life of the agreement. The Company recorded amortization expense of $0.1 million in 2002, and $0.2 million in both 2001 and 2000, related to this non-compete agreement.

Self-Insurance Liability

        The Company is self-insured through October 2002 for its workers' compensation and general liability insurance programs, and continues to be self-insured for its employee health insurance program. The Company maintains stop-loss coverage with third party insurers to limit its total exposure. The accrued liability associated with these programs is based on management's estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date. The Company's estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions. If actual trends differ from management's estimates, the Company's financial results could be impacted.

Deferred Gain

        During 1997, the Company sold its interest in a partnership resulting in a gain of approximately $1.0 million. As part of the transaction, the Company guaranteed $4.0 million of the buyer's note obligation to its lender through January 2004. Accordingly, the gain on the transaction has been deferred until the guarantee expires. See Note 11 "Commitments and Contingencies."

Fair Value of Financial Instruments

        The carrying amounts of cash, cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amounts of the Company's debt and other payables approximate fair value either due to their short-term nature or the variable rates associated with these debt instruments.

Revenue Recognition

        The Company records revenues from normal recurring sales upon the performance of services.

Advertising

        The Company records advertising expense as incurred. Advertising expense included in continuing operations was $0.4 million, $0.5 million and $0.7 million in 2002, 2001, and 2000, respectively.

Pre-Opening Costs

        Pre-opening costs include hiring and training of employees for new restaurants and are expensed as incurred.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been provided to reduce deferred tax assets to the amounts expected to be realized. See Note 4 "Income Taxes."

Stock-Based Compensation

        The Company has elected to account for stock-based compensation under the intrinsic value method of accounting. This method measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options to purchase the Company's stock at a price equal to fair market value at the date of grant. Had the Company elected to recognize compensation expense determined under the fair value method of accounting for stock-based compensation as prescribed by FAS 123 and FAS 148, the Company's net loss applicable to common shares and per share amounts would reflect the following pro forma amounts (in thousands, except for per share data):

	2002	2001	2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Net loss applicable to common shares:
As reported	$(12,610)	$(20,427)	$(10,426)
Pro forma	(13,299)	(20,833)	(10,960)
Net loss per common shares—Basic and diluted
As reported	$(6.37)	$(10.37)	$(5.31)
Pro forma	(6.71)	(10.58)	(5.58)

        See also Note 8 "Stock Option Plans."

Net Income/Loss Per Common Share

        Basic earnings per share is computed by dividing net loss applicable to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if all common stock equivalents were outstanding. Common stock equivalents are anti-dilutive, by definition, in periods reporting losses and, therefore, excluded from the weighted-average number of shares calculation. The number of stock options outstanding, excluded from calculations of loss per share because their impact is anti-dilutive, was approximately 141,000, 154,000, and 163,000 in 2002, 2001, and 2000, respectively. In addition, the Company issued Series A Preferred Stock during 2001, shares of which are convertible into shares of Common Stock on a six-for-one basis. There were 4,135,000 shares of Series A Preferred Stock outstanding at December 30, 2002, that have also been excluded from the calculation of loss per share because their impact is anti-dilutive. These amounts reflect the impact of the reverse stock split. Diluted earnings per share equals basic earnings per share for all periods presented.

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

New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board issued FIN 45, which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. These disclosure requirements are included in Note 11 "Commitments and Contingencies." FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into subsequent to January 1, 2003.

        FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payment will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple events.

        As noted above, the Company has adopted the disclosure requirements of FIN 45 (see Note 11 "Commitments and Contingencies") and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The Company has not entered into or modified any guarantees subsequent to December 31, 2002.

        In December 2002, the Financial Accounting Standards Board issued FAS 148. This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 8 "Stock Option Plans."

        In January 2003, the Financial Accounting Standards Board issued FIN 46. FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of FIN 46 is not expected to have a material effect on the Company's financial statements.

(2) SALE OF CHART HOUSE BUSINESS

        In May 2002, the Board of Directors of the Company authorized the sale of 38 Chart House restaurants and one Peohe's restaurant (the "Chart House Business") to a third party. The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used $30.8 million of the net proceeds to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. See Note 5 "Debt." The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords' consent to assign certain leases to certain subsidiaries of the Purchaser.

        The sale received the approval of the Company's stockholders at a special meeting held on July 30, 2002. At the special meeting, the Company's stockholders also approved the change of the Company's name from Chart House Enterprises, Inc. to Angelo and Maxie's, Inc. The asset purchase agreement provides for, among other things, post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. Any such post-closing adjustments will be treated, when made, as adjustments to the cash consideration received by the Company and will change the loss on sale at that time. At December 31, 2002, the Purchaser had not yet paid approximately $0.2 million of the purchase price provided for in the asset purchase agreement. The Company has taken legal action to collect these funds. See "Part I, Item 3. Legal Proceedings."

        The operations of the Chart House Business are reflected as discontinued in the consolidated financial statements. Operations for the Chart House Business ceased for the Company on July 29, 2002. Condensed financial information for the results of operations for the discontinued operations is as follows (in thousands):

	Fiscal years ended
	December 30, 2002	December 31, 2001	December 25, 2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Revenues	$68,859	$121,108	$118,185
Total restaurant costs	61,739	106,555	99,856
General and administrative expenses	4,713	10,273	10,468
Depreciation and amortization	2,201	5,227	4,856
Pre-opening costs	—	—	1,208
Interest expense, related to capital leases	60	186	148

Income (loss) from discontinued operations	$146	$(1,133)	$1,649

        The liabilities of discontinued operations balance of $0.2 million at December 31, 2002, reflects a disability plan covering California employees related to the Chart House Business and miscellaneous other items related to the Chart House Business.

(3) IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

        On January 1, 2002, the Company adopted FAS 142 which requires, among other things, that effective January 1, 2002, goodwill and certain other intangible assets resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to an ongoing impairment review. In connection with the transitional goodwill and certain other intangible assets impairment evaluation, FAS 142 required the Company to perform an assessment of whether there was an indication that goodwill and certain other intangible assets were impaired as of the date of adoption. To accomplish this evaluation, the Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and certain other intangible assets, to those reporting units as of the date of adoption.

        During the second quarter 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie's Steakhouse business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of the Angelo and Maxie's Steakhouse business was impaired by $5.4 million and a related charge to continuing operations was recorded in the second quarter of 2002.

        During the third quarter of 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business. The Company recorded a $0.2 million charge to continuing operations to reflect these assets at fair value.

        The Company also recorded in the second quarter of 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. In the third quarter of 2002, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit. Such costs primarily include excess corporate office lease payments for the Company's Chicago headquarters. The unpaid balance of $1.1 million for accrued severance and excess corporate costs is presented in the December 30, 2002 balance sheet in accrued liabilities.

        During 2001, the Company recorded a provision for asset impairment in the amount of $4.6 million related to equipment and improvements. The evaluation that resulted in this asset impairment charge was prompted by the significant decline in revenues experienced by the Company following the events of September 11, 2001. The Company also recorded in 2001 exit costs of $1.1 million, primarily related to two Angelo and Maxie's Steakhouses, one of which closed in the fourth quarter of 2001 and the second of which closed in the fourth quarter of 2002. The balance of the exit costs relate to three locations with respect to which restaurant development plans were canceled.

        During 1999, the Company committed to a plan that identified eleven Chart House restaurants for disposal. These restaurants were not part of the Chart House Business sold in 2002. In 2000, the Company recorded a restructuring charge related the closing of these restaurants. The charge included a net asset impairment write-down totaling $1.0 million reflecting management's estimates of proceeds to be received from the disposals less costs to dispose. The Company also recorded a restructuring charge of $2.8 million for incremental exit costs, consisting primarily of occupancy costs.

        The following table illustrates the amounts paid and charged against the liability for restructuring, severance, and other exit costs (in thousands):

	2002	2001	2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Beginning balance	$1,687	$1,604	604
Amount expensed	2,021	1,094	2,831
Amount paid	(1,965)	(1,011)	(1,831)

Ending balance	$1,743	$1,687	$1,604
Due within 12 months	$1,377
Non-current portion	366

        The liability at December 30, 2002 primarily represents severance owed to employees terminated as a result of the sale of the Chart House Business and costs associated with abandoned properties. The current portion is included with accrued liabilities and the non-current portion is included with other long-term obligations on the accompanying consolidated balance sheets.

(4) INCOME TAXES

        The provision for income taxes consists of the following components (in thousands):

	Fiscal years ended
	December 30, 2002	December 31, 2001	December 25, 2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Current:
State	$(260)	$(28)	$(1,018)
Federal	(1,175)	(127)	(4,598)

Total current	(1,435)	(155)	(5,616)

Deferred:
State	260	1,003	1,018
Federal	1,175	4,532	4,598

Total deferred	1,435	5,535	5,616

Provision for income taxes	$—	$5,380	$—

        The income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 30, 2002	December 31, 2001
		(Unaudited—See Note 1)
Deferred tax assets:
Net operating loss carryforwards	$16,327	$15,576
Deferred tax credits, including targeted jobs and FICA credit carryforwards	8,125	5,084
Excess of book depreciation over tax depreciation	2,476	—
Excess of book expense over tax expense related to restructuring charges	1,531	2,549
Compensation and benefits	1,358	—
Excess of book expense over tax expense related to fixed asset impairments	1,109	7,010
Excess of book expense over tax expense related to capitalized leases	771	467
Other deferred costs	731	1,073

Deferred tax assets	32,428	31,759

Deferred tax liabilities:
Excess of tax depreciation over book depreciation	—	(7,204)
Compensation and benefits	—	(225)
State income taxes	—	(78)

Deferred tax liabilities	—	(7,507)

Net deferred tax assets	32,428	24,252
Less: Valuation allowance	(32,428)	(24,252)

Net deferred tax assets	$—	$—

        Net operating loss carryforwards were $42.4 million and $40.5 million at December 30, 2002 and December 31, 2001, respectively. Operating loss carry forwards expire annually beginning in the year 2018. Tax credits expire in various years beginning in the year 2010.

        The Company increased its valuation allowance by $8.2 million (including amounts related to prior periods), $13.4 million (including the write-off of its deferred tax asset that existed at the beginning of fiscal 2001 in the amount of $5.4 million), and $4.7 million during 2002, 2001, and 2000, respectively.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 30, 2002

(INFORMATION WITH RESPECT TO 2001 AND 2000 IS UNAUDITED)

        Cash paid for income taxes was not material in any of the years presented. The provision for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income before tax as follows (in thousands):

	Fiscal years ended
	December 30, 2002	December 31, 2001	December 25, 2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Statutory Federal income tax benefit	$(3,978)	$(6,801)	$(3,545)
FICA tax credit, net	(617)	(495)	(871)
State income taxes, net of Federal benefit	(496)	(874)	(406)
Amortization of goodwill	—	75	74
Keyman's insurance	2	2	3
Meals and entertainment	8	30	34
Deferred tax asset valuation allowance	5,081	13,443	4,711

Provision for income taxes	$—	$5,380	$—

(5) DEBT

        The Company had a Credit Agreement with a bank group. The Company made scheduled principal payments on the term loan portion of the Credit Agreement of $0.9 million, $2.3 million, and $1.5 million during 2002, 2001, and 2000, respectively. On August 1, 2002, all outstanding amounts, including principal of $24.1 million and accrued interest of $0.2 million, were paid in full with net proceeds from the sale of the Chart House Business. See Note 2 "Sale of Chart House Business." Interest under the Credit Agreement accrued at the prime interest rate, plus 2.75%. The balance outstanding under the Credit Agreement, prior to retirement, included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)"), a related party, which accrued interest at LIBOR plus 14.0% due to the subordinate nature of the related party's participation in the Credit Agreement. Cash paid for interest, net of amounts capitalized, was $3.0 million, $4.3 million, and $2.5 million for 2002, 2001, and 2000, respectively. The current year amount includes $1.2 million of accrued interest paid to EGI-Fund (01).

        During 2001, the Credit Agreement was amended to provide for, among other things, deferral of principal and interest payments and an acceleration of the maturity date to April 30, 2002. Accordingly, the total amount due under the Credit Agreement is reflected as a current liability in the accompanying financial statements at December 31, 2001. The changes contained in the amendment constituted a material modification of the Credit Agreement. Under generally accepted accounting principles, these changes were viewed as a new agreement which gave rise to the write-off of $0.9 million of previously deferred debt financing costs and the presentation of such expense as an extraordinary item in the accompanying consolidated financial statements. The Credit Agreement was further amended on May 1, 2002, to provide for, among other things, an extension of the maturity date to August 30, 2002. Additionally, in connection with the most recent amendment, the Company paid fees of $0.4 million, which is included with interest expense in the statement of operations.

        During the period from November 2000 to January 2001, related parties made available to the Company an aggregate $11.0 million pursuant to unsecured notes. Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13.0 million. During June 2001, one note was repaid and availability under the second note agreement was reduced to $5.0 million in conjunction with the Company raising equity financing through the issuance of Series A preferred stock. The remaining note, owed to EGI-Fund (01), accrued interest at the applicable Eurodollar rate plus 16.0% and had a scheduled maturity of March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001. On August 1, 2002, all outstanding amounts were paid in full with net proceeds from the sale of the Chart House Business. See Note 2 "Sale of Chart House Business" and Note 10 "Related Party Transactions." Accordingly, the total amount of debt due to related parties is reflected as a current liability in the accompanying financial statements at December 31, 2001.

        During 2000, the Company entered into two note agreements with one landlord for an aggregate $0.7 million. The notes amortize over seven year terms, bear interest at 9.0%, and are payable in monthly installments. The Company made scheduled payments on these notes totaling approximately $0.1 million during both 2002 and 2001, and paid $35,000 during 2000. The future scheduled payments on these notes are as follows (in thousands):

Fiscal year ending
2003	$94
2004	103
2005	112
2006	123
2007	69

Total	$501

(6) LEASES

        The Company is committed under various long-term operating lease agreements for its restaurant properties, which expire on various dates through 2020. In addition, most of the leases contain renewal options ranging from five to fifteen years. Certain of the Company's restaurant leases require the payment of additional rent equal to the amount by which a percentage of annual revenues exceed annual minimum rentals. No such contingent rentals were owed for the continuing operations during 2002, 2001, or 2000; however, contingent rentals included with the discontinued operations for 2002, 2001, and 2000 amounted to $1.1 million, $2.3 million, and $2.1 million, respectively.

        The Company's restaurant operating leases all contain scheduled rent increases. In accordance with FAS 13, rent expense is recognized on a straight-line basis over the life of the lease term. The related accrued liability is included in other long-term obligations.

        The Company's commitment under its restaurant operating leases for minimum rental payments through the end of its primary lease terms is as follows (in thousands):

Fiscal years ending
2003	$2,316
2004	2,210
2005	2,218
2006	2,304
2007	2,318
Thereafter	14,430

$25,796

        Minimum rental expense for all restaurant operating leases associated with the continuing operations was $2.3 million, $2.9 million, and $2.1 million for 2002, 2001, and 2000, respectively. Minimum rental expense for all restaurant operating leases associated with the discontinued operations was $3.1 million, $5.2 million, and $4.2 million for 2002, 2001, and 2000, respectively.

        The Company is committed under a long-term capital lease agreement at a location it has subleased to a third party. This capital lease continues to be reflected on the balance sheet in accordance with FAS 13. Non-cash reductions to the liability are reflected as other income in continuing operations. Amortization of the leased property under this capital lease is included in depreciation and amortization on the consolidated statements of operations. Non-cash interest expense related to this capital lease was approximately $0.2 million for each of 2002, 2001, and 2000. At December 30, 2002, minimum lease payments due under this capital lease are as follows (in thousands):

Fiscal years ending
2003	$205
2004	205
2005	205
2006	205
2007	205
Thereafter	3,154

Total minimum lease payments	4,179
Less: Amount representing interest	2,272

Total obligation under capital lease	1,907
Less: Current portion	30

Long-term obligation under capital leases, with a weighted-average interest rate of 9.5%	$1,877

        The Company is also contingently liable, in certain circumstances, for leases at locations it no longer operates. See Note 11 "Commitments and Contingencies."

(7) EMPLOYEE BENEFIT PLANS

        The Company terminated its 401(k) Plan effective September 30, 2002. Company matching contributions and administrative costs associated with the plan were $0.1 million for each of 2002, 2001, and 2000.

(8) STOCK OPTION PLANS

        After the reverse stock split, all outstanding options entitle the holder thereof to purchase, upon exercise, 16.67% of the number of shares of Common Stock which such holders would have been able to purchase upon exercise of their options immediately preceding the reverse stock split at the same aggregate price required to be paid therefore upon exercise thereof immediately preceding the reverse stock split. For disclosure purposes, all option information in this footnote has been adjusted to reflect a one-to-one relationship between the options and shares of the Company's Common Stock.

        In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Stock Option Plan, which authorizes the grant of non-qualified stock options to employees to purchase up to 166,667 shares of the Company's Common Stock. The options granted generally vest at a rate of 20% per year over five years and expire ten years from the date of grant. Some options vest five years from the date of grant or earlier if the fair market value of the Company's Common Stock achieves certain levels in accordance with the plan. Option holders typically have 90 days to exercise their fully vested options subsequent to their termination date after which point the unexercised options become forfeited. There are 162,428 options available for future grant under the plan as of December 30, 2002.

        In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Non-Employee Director Stock Compensation Plan, which authorizes the grant of stock options to non-employee directors to purchase up to 8,333 shares of the Company's Common Stock. The options granted generally vest 50% on the first anniversary date and 100% on the second anniversary date and expire ten years from the date of grant. Option holders typically have six months to exercise their fully vested options subsequent to their termination date after which point the unexercised options become forfeited. There are 5,833 options available for future grant under the plan as of December 30, 2002.

        In May 2000, the Board of Directors adopted, and stockholders of the Company approved, the 2000 Non-employee Director Equity Compensation Plan. The plan provides the right for each non-employee director, at his or her election, to receive either Company stock units or stock options in lieu of cash compensation. Up to 66,667 shares of the Company's Common Stock are authorized for issuance under the plan. The stock units vest over a twelve-month period from the date of grant. A total of 25,102 stock units have been granted under this plan. The stock options are granted at the fair market value on the date of grant and vest five years from the date of grant or earlier if the fair market value of the Company's Common Stock achieves certain levels, in accordance with the plan. The options expire ten years from the date of grant. Option holders typically retain the vested portion of their options subsequent to the end of their service period on the Board. There are no more options and/or stock units available for future grant under the plan as of December 30, 2002.

        An option to purchase 29,167 shares of the Company's Common Stock was granted to an officer of the Company in May 2001 at a price of $15.90 per share, the fair market value on the date of grant.

The options vest over four years from the date of grant or earlier if the fair market value of the Company's common stock achieves certain levels in accordance with the terms of the agreement. The options expire ten years from the date of grant.

        The sale of the Chart House Business constituted a Change in Control as defined by the stock option plans referenced above; consequently, all outstanding options became fully vested.

        The following table summarizes stock option activity for 2002, 2001, and 2000:

	ISO Plan/ other	1989 Plan	1992 Plan	1996 Employee Plan	2000 Director	Total shares	Weighted- average exercise price per share
Outstanding at December 27, 1999 (Unaudited—see Note 1)	47,083	708	1,500	118,284	—	167,575	$36.72
Granted	—	—	—	15,000	5,503	20,503	33.54
Exercised	—	—	—	—	—	—	—
Forfeited	(1,250)	(417)	(500)	(27,485)	—	(29,652)	36.00

Outstanding at December 25, 2000 (Unaudited—see Note 1)	45,833	291	1,000	105,799	5,503	158,426	36.42
Granted	29,167	—	—	8,935	9,303	47,405	17.58
Exercised	—	—	—	—	—	—	—
Forfeited	(16,667)	(291)	(167)	(43,524)	—	(60,649)	33.72

Outstanding at December 31, 2001 (Unaudited—see Note 1)	58,333	—	833	71,210	14,806	145,182	31.38
Granted	—	—	—	—	27,314	27,314	2.45
Exercised	—	—	—	—	—	—	—
Forfeited	(26,667)	—	(833)	(69,543)	—	(97,043)	36.80

Outstanding at December 30, 2002	31,666	—	—	1,667	42,120	75,453	13.89

Exercisable at December 25, 2000	32,500	291	1,000	39,638	—	73,429	38.46
Exercisable at December 31, 2001	22,500	—	833	35,963	—	59,296	39.30
Exercisable at December 30, 2002	31,666	—	—	1,667	42,120	75,453	13.89

        The following table summarizes information concerning outstanding and exercisable stock options as of December 30, 2002:

	Shares covered by options		Weight-average exercise price		Weighed- average remaining contractual life
Exercise prices
	Outstanding	Exercisable	Outstanding	Exercisable
$2.45	27,314	27,314	$2.45	$2.45	9.37
15.90	38,466	38,466	15.90	15.90	8.38
34.88	7,171	7,171	34.88	34.88	7.37
39.75	834	834	39.75	39.75	4.39
51.75	1,668	1,668	51.75	51.75	5.35

Total	75,453	75,453	13.89	13.89	8.53

        The weighted-average fair value of options granted during 2002, 2001, and 2000 was $1.18, $1.56, and $2.85, respectively. The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

	2002	2001	2000
		(Unaudited— see Note 1)	(Unaudited— see Note 1)
Expected stock price volatility	88%	73%	52%
Risk-free interest rate	3.0%	4.4%	4.9%
Expected lives	2 years	6 years	6 years

(9) STOCKHOLDERS' EQUITY

        In 2001, the Company issued, pursuant to a rights offering, 3,777,778 shares Series A Preferred Stock and received net proceeds of $7.1 million ($8.5 million before related costs). Net proceeds were used primarily to repay a portion of the related party notes and pay certain amounts owed to contractors and other expenses related to new restaurant openings and for certain other purposes.

        Dividends are payable at the rate of $0.225 per share per annum, accrue from the date of issuance, and are cumulative. The Credit Agreement, while outstanding, restricted the payment of cash dividends. The terms of the Series A Preferred Stock provide that, to the extent that dividends may not be paid in cash, they are to be paid with additional shares of Series A Preferred Stock. The Company satisfied the first two semi-annual dividend payment obligations with additional shares of Series A Preferred Stock. Subsequent to the retirement of the Credit Agreement, the Company began paying these dividends in cash.

        Shares of the Series A Preferred Stock are convertible by the holder at any time into shares of Common Stock on a six -for -one basis, as a consequence of the reverse stock split which became effective February 22, 2002. The Company may, under certain circumstances, redeem the Series A Preferred Stock at redemption prices that increase each year. The initial redemption price is 150% of the original issuance price. Upon liquidation, dissolution, or sale of all the assets of the Company occurs, holders of the Series A Preferred Stock will be entitled to payment. The amount per share of the payment will be the greater of (a) $2.25, plus all accrued but unpaid dividends to date, plus, if after the payment is made, there are any remaining assets and funds, they will be distributed to holders of the Series A Preferred Stock and the Company's other equity securities, ratably, on an as-converted basis, provided that the additional distribution to holders of the Series A Preferred Stock will not exceed $4.0 million in the aggregate, subject to reduction in certain circumstances; or (b) the amount determined by dividing (i) the total amount available for distribution, by (ii) the total number of outstanding shares of Common Stock, determined on an as-converted basis.

        See also Note 8 "Stock Option Plans."

(10) RELATED PARTY TRANSACTIONS

        Payments to related parties totaled $8.3 million, $2.4 million, and $0.5 million in 2002, 2001, and 2000, respectively. Payments during 2002 include debt repayments of $6.5 million, plus interest of $1.2 million. Payments during 2001 include debt repayments of $0.6 million, interest payments of $0.9 million, and a standby letter of credit fee of $0.4 million. See Note 4 "Debt." The remainder of the payments relate to consulting fees and leasing costs.

        In addition, the Company was party to a marketing agreement with iDine, a related party and owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company's restaurants as preferred dining choices. iDine provides web and print promotional services that are designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. In connection with this agreement, the Company received $1.0 million in each of 2002 and 2001, and received $1.1 million during 2000. The Company paid $2.5 million and $3.1 million during 2002 and 2001, respectively, related to this agreement. No amounts were paid by the Company during 2000 related to this agreement.

        The relationships stem from one or more Company stockholders and/or members of the Company's Board of Directors maintaining ownership interest in and influential management positions at or within these organizations.

(11) COMMITMENTS AND CONTINGENCIES

        The Company periodically is a defendant in litigation incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

        The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations. In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million at December 30, 2002. Such funds are disclosed on the consolidated balance sheets as restricted cash, a non-current asset.

        The Company is contingently liable, in certain circumstances, for lease obligations of 26 properties subleased or assigned to third parties in the event of a default by the third party. In connection with the sale of the Chart House Business, the Company received an irrevocable, unconditional guarantee of the ultimate parent of the Purchaser, a publicly-traded restaurant company, with respect to 24 of these properties. Minimum lease payments related to these 26 properties through the end of the respective lease terms, including all option periods, are as follows (in thousands):

Fiscal years ending
2003	$4,411
2004	4,314
2005	4,264
2006	4,273
2007	4,273
Thereafter	93,549

$115,084

        The Company guaranteed through January 2004 $4.0 million of bank debt for a third party. The Company has not been advised of any monetary or material default under this arrangement.

        The Company is obligated under a ten-year lease for a development project that has been abandoned. Management's estimate of the cost to terminate this lease is included in accrued liabilities in the accompanying consolidated balance sheets.

(12) SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of the unaudited quarterly results of operations for 2002 and 2001 (in thousands, except per share data). Certain quarterly balances previously reported have been reclassified to conform to the current period presentation.

	Quarterly periods ended
	April 1, 2002	July 1, 2002	September 30, 2002	December 30, 2002
Revenues	$7,327	$6,729	$5,634	$7,692

Operating costs and expenses:
Cost of sales	2,650	2,353	2,041	2,720
Restaurant labor	1,732	1,628	1,442	1,758
Other operating costs	1,467	1,307	1,077	1,328
Rent	536	546	681	540

Total restaurant costs	6,385	5,834	5,241	6,346
General and administrative expenses	197	121	597	660
Depreciation and amortization	438	417	182	331
Impairment of assets and restructuring charges	—	7,061	497	38
Loss on disposal of assets	2	—	—	35

Total restaurant and operating costs	7,022	13,433	6,517	7,410

Income (loss) from operations	305	(6,704)	(883)	282
Interest expense, net	886	1,151	580	(2)
Other income	(50)	(50)	(51)	(51)

(Loss) income from continuing operations before income taxes	(531)	(7,805)	(1,412)	335
Provision for income taxes	—	—	—	—

(Loss) income from continuing operations	(531)	(7,805)	(1,412)	335

Discontinued operations:
(Loss) income from operations	(430)	1,381	(805)	—
(Loss) gain on sale	—	(3,681)	1,248	—

(Loss) income from discontinued operations	(430)	(2,300)	443	—

Net (loss) income	$(961)	$(10,105)	$(969)	$335
Preferred dividends	222	225	234	229

Net (loss) income applicable to common shares	$(1,183)	$(10,330)	$(1,203)	$106

Net (loss) income per common share— Basic and diluted:
Continuing operations	$(0.38)	$(4.06)	$(0.83)	$0.05
Discontinued operations	(0.22)	(1.16)	0.22	—

	$(0.60)	$(5.22)	$(0.61)	$0.05

Weighted-average number of common shares outstanding	1,977	1,979	1,982	1,986

See accompanying accountant's report.

	Quarterly periods ended
	March 26, 2001	June 25, 2001	September 24, 2001	December 31, 2001
	(See Note 1)	(See Note 1)	(See Note 1)	(See Note 1)
Revenues	$7,156	$7,846	$6,316	$8,445

Operating costs and expenses:
Cost of sales	2,665	2,904	2,415	3,035
Restaurant labor	2,022	2,254	1,975	1,934
Other operating costs	1,187	1,458	1,399	1,636
Rent	738	774	797	578

Total restaurant costs	6,612	7,390	6,586	7,183
General and administrative expenses	494	294	114	70
Depreciation and amortization	540	616	536	777
Impairment of assets and restructuring charges	—	—	5,520	179
Pre-opening costs	364	233	—	—
Loss on disposal of assets	811	198	(40)	132

Total restaurant and operating costs	8,821	8,731	12,716	8,341

(Loss) income from operations	(1,665)	(885)	(6,400)	104
Interest expense, net	1,245	1,338	967	1,222
Other income	(945)	(45)	(45)	(45)

Loss from continuing operations before income taxes and extraordinary item	(1,965)	(2,178)	(7,322)	(1,073)
Provision for income taxes	—	—	5,380	—

Loss from continuing operations before extraordinary item	(1,965)	(2,178)	(12,702)	(1,073)

Discontinued operations:
Loss from operations	(183)	(189)	(625)	(136)

Loss from discontinued operations	(183)	(189)	(625)	(136)

Net loss before extraordinary item	(2,148)	(2,367)	(13,327)	(1,209)
Extraordinary item, material modification of debt	—	—	942	—

Net loss	$(2,148)	$(2,367)	$(14,269)	$(1,209)
Preferred dividends	—	—	213	221

Net loss applicable to common shares	$(2,148)	$(2,367)	$(14,482)	$(1,430)

Net loss per common share—Basic and diluted:
Continuing operations, before extraordinary item	$(1.00)	$(1.10)	$(6.55)	$(0.65)
Discontinued operations	(0.09)	(0.10)	(0.32)	(0.07)
Extraordinary item, material modification of debt	—	—	(0.48)	—

	$(1.09)	$(1.20)	$(7.35)	$(0.72)

Weighted-average number of common shares outstanding	1,968	1,969	1,971	1,973

See accompanying accountant's report.

Independent Auditors' Report

The Board of Directors
Angelo and Maxie's, Inc.:

        We have audited the accompanying consolidated balance sheet of Angelo and Maxie's, Inc. and Subsidiaries as of December 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the period then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angelo and Maxie's, Inc. and Subsidiaries, Inc. as of December 30, 2002, and the results of their operations and their cash flows for the period then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP
Chicago, Illinois March 4, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

        There are currently three directors on the Company's Board of Directors. The Directors of the Company are elected annually by the stockholders of the Company at the Company's annual meeting. Set forth opposite the name of each director is his or her age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on, and other business directorships held by the director as of March 21, 2003.

Name	Age	Principal occupation	Year first became Director
Samuel Zell	61
		Samuel Zell has been Chairman of the Board of the Company since May 1998. Mr. Zell has been Chairman of Equity Group Investments, L.L.C., a private investment firm, since 1999 and had been Chairman of the Board of Equity Group Investments, Inc., a private investment firm, for more than five years prior to 1999. Mr. Zell serves as Chairman of the Board of Directors of Anixter International, Inc., Capital Trust, Inc., Danielson Holding Corporation, and Manufactured Home Communities, Inc. In July 2002, Mr. Zell became a director of iDine Rewards Network, Inc., an administrator of loyalty-based consumer rewards programs, and has been its Chairman since September 2002. Mr. Zell also serves as Chairman of the Board of Trustees of Equity Residential Properties Trust and Equity Office Properties Trust.	1997
Linda Walker Bynoe	50	Linda Walker Bynoe has been a principal of Telemat Ltd., a project management and consulting firm, since June 1989, currently serving as President and Chief Executive Officer. Ms. Bynoe serves on the Board of Directors of Citistreet Funds, Inc., Dynegy, Inc., and Fidelity Life Association.	1998
Stephen Ottmann	48	Stephen Ottmann is currently President of Inspired Mexican Cuisine, L.L.C., an owner and operator of restaurants, and a Senior Vice President of Lettuce Entertain You Enterprises, Inc., also an owner and operator of restaurants. From February 1999 until September 2002, Mr. Ottmann served as Chief Executive Officer of Lettuce Entertain You Enterprises, Inc. From January 1996 to February 1999, Mr. Ottmann served as Executive Vice President and Chief Operating Officer of the same company.	1998

EXECUTIVE OFFICERS

        The following table sets forth certain information about the Executive Officers of the Company. The positions are with Angelo and Maxie's, Inc.

Name	Age	Position held
Kenneth R. Posner	55	President and Chief Executive Officer
Emanuel N. Hilario	35	Vice President and Chief Financial Officer

        Executive Officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

        Kenneth R. Posner was appointed President and Chief Executive Officer of the Company in August 2002. Prior to that, Mr. Posner served as President and Chief Financial Officer of the Company from April 2001 to July 2002. From April 1999 until July 2000, Mr. Posner was Executive Vice President and Chief Financial Officer of Lodgian, Inc., the owner and operator of mid-scale hotels, based in Atlanta, Georgia. Prior to Mr. Posner's position at Lodgian, he spent 18 years as Senior Vice President of Finance and Treasurer of H Group Holdings, Inc., the privately held parent company for more than 200 corporations, including, among others, Hyatt Hotels and Resorts and Grand Victoria Riverboat Casinos, based in Chicago, Illinois. He has also served on the Board of Directors for most business units of H Group Holdings, Inc. and as a trustee of all of its employee benefit programs.

        Emanuel N. Hilario was appointed Vice President and Chief Financial Officer of the Company in August 2002. Prior to that, Mr. Hilario served as Vice President of Finance and Controller. He joined the Company in May 2000 as Corporate Controller. From December 1997 until April 2000, Mr. Hilario held various positions at ACCO North America, a wholly-owned subsidiary of Fortune Brands, a leading international consumer products company, based in Lincolnshire, Illinois, most recently serving as Group Director of Finance and Cost Management. Prior to Mr. Hilario's employment at ACCO, he spent nine years with McDonald's Corporation serving various roles in various locations, most recently serving as Financial Consulting Services Manager in Oak Brook, Illinois.

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table sets forth compensation for services in all capacities to the Company for the fiscal years ended December 30, 2002, December 31, 2001, and December 25, 2000, of those persons who were, during the fiscal year ended December 30, 2002: (i) the chief executive officer, or acting in that capacity, and (ii) the other most highly compensated executive officer of the Company.

Summary Compensation Table

Long-term compensation awards
		Annual compensation		Securities underlying options granted (#)
Name and principal position	Year	Salary ($)	Bonus ($)		All other compensation ($)(1)
Kenneth R. Posner (2) President and Chief Executive Officer	2002 2001 2000	250,000 178,846 —	250,000 94,231 —	— 29,167 —	— — —
Thomas J. Walters (3) Formerly, Chief Executive Officer	2002 2001 2000	226,429 341,250 328,115	— 170,625 142,750	— — —	183,125 164 1,250
Emanuel N. Hilario (4) Vice President and Chief Financial Officer	2002 2001 2000	129,500 117,000 73,857	52,000 15,000 11,079	— — 1,667	— — —

(1)
2002 amount for Mr. Walters includes $118,125 of a two-year severance agreement totaling $682,500 entered into in conjunction with the sale of the Chart House Business and $65,000 for services performed under a consulting agreement dated August 12, 2002. 2001 and 2000 amounts for Mr. Walters relate to employer matching contributions to the Company's 401(k) plan.

(2)
Mr. Posner was promoted to Chief Executive Officer in August 2002. He joined the Company in April 2001 as President and Chief Financial Officer.

(3)
Mr. Walter's employment with the Company terminated August 8, 2002 in conjunction with the sale of the Chart House Business.

(4)
Mr. Hilario was promoted to Chief Financial Officer in August 2002. Prior to that, Mr. Hilario served as Vice President of Finance and Controller, having joined the Company in May 2000 as Corporate Controller.

Option/SAR Grants in Last Fiscal Year

        There were no options/SARs granted in the fiscal year ended December 30, 2002.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares acquired on exercise (#)	Value realized ($)	Number of securities underlying unexercised options at December 30, 2002 exercisable/unexercisable	Value of unexercised in-the-money options at December 30, 2002 exercisable/unexercisable (1)
Kenneth R. Posner	—	—	29,167 / —	— / —
Thomas J. Walters	—	—	— / —	— / —
Emanuel N. Hilario	—	—	1,667 / —	— / —

(1)
Value is based on the closing price on the NASD OTC Bulletin Board of the Company's Common Stock on December 30, 2002, the last day of the 2002 fiscal year, on which shares were traded ($3.40). There is no negative value attributed to options which have exercise prices higher than the closing market price.

SEVERANCE AGREEMENT

        In accordance with the Chart House Enterprises, Inc. Severance Pay Plan, as amended, the Company and Thomas J. Walters entered into a Severance Agreement dated August 9, 2002, whereby Mr. Walters is to continue receiving his base pay over a two-year period, payable in accordance with the Company's routine payroll procedures, in exchange for conditions as prescribed in the agreement.

CONSULTING AGREEMENT

        The Company and Thomas J. Walters entered into a Consulting Agreement dated August 12, 2002. The services performed by Mr. Walters under the Agreement relate to matters with respect to the operating procedures and staffing requirements of the Angelo and Maxie's Steakhouses. The term of the Agreement was for three months, with automatic three month extensions pursuant to the Agreement. Mr. Walters receives a fee of $12,500 per month, plus payment of related expenses, for his services.

COMPENSATION COMMITTEE

        The Compensation Committee, which held three meetings in 2002, reviews and makes recommendations to the Board of Directors on the compensation and benefits payable to the executive officers and key employees of the Company and is responsible for administering the Company's stock option and incentive compensation plans, severance plan, and diversity policy. The Compensation Committee consists of Ms. Bynoe and Mr. Ottmann.

COMPENSATION OF DIRECTORS

        Prior to May 14, 2002, the Company paid an annual fee to its non-employee directors of $35,000. Such fees are in stock units or stock options pursuant to the 2000 Non-employee Director Equity Compensation Plan. With the May 14, 2002 election of directors, the Company allowed the directors the option to receive their annual fee in cash, in the amount of $15,000 per year.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Ms. Bynoe and Mr. Ottmann were members of the Compensation Committee during 2002. No Compensation Committee interlocking relationships existed in 2002.

        Notwithstanding anything to the contrary set forth in any of the Company's filings under the Securities Act of 1933, or the Exchange Act that might incorporate future filings, including this Annual Report on Form 10-K, in whole or in part, the Compensation Committee report presented below and the Performance Graph shall not be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors is responsible for reviewing and determining the compensation of the executive officers of the Company and all other officers, administering the Company's executive compensation plans, including incentive compensation, the general administration of the stock option plan and other employee benefit plans, and making recommendations to the Board of Directors regarding the adoption of new executive compensation plans.

Compensation Philosophy

        The Compensation Committee's primary objective in developing and administering the Company's executive compensation system is to attract and motivate a quality management team to increase stockholder value. The Company's compensation system emphasizes incentives tied to the attainment of financial performance goals.

        The executive compensation system consists of three major components: base salary, annual incentive, and long-term incentive compensation.

        Base Salary.    Base salaries for executives are established at a level commensurate with the executive's position in the Company and are relative to peers in other restaurant companies and competitive in the industry. Annual base salary increases are made based upon performance evaluations in accordance with established criteria and, in some instances, made in recognition of the executive taking on additional or extraordinary duties and responsibilities during the relevant review period.

        Annual Incentive Compensation.    The Company has traditionally, but not exclusively, relied on incentive bonus compensation as a major component of executive compensation. Under the Corporate Management Compensation Plan, annual bonuses are earned based upon the Company's financial performance, achieving budget and development targets, and other performance criteria established by the individual and the Compensation Committee.

        The maximum annual bonus available under the Corporate Management Compensation Plan ranged from 40% to 100% of base salary during 2002, depending on the individual's position in the Company and measurement of his or her performance against the foregoing annual incentive compensation criteria.

        Long-Term Incentive Compensation.    Long-term incentives are provided to Company executives in the form of stock option grants. The Compensation Committee believes that equity incentives are an effective way of motivating management to increase value to the stockholder and that stock options are the most appropriate type of equity incentive given the characteristics of the Company and its management team.

2002 Chief Executive Officer Compensation

        Mr. Posner became Chief Executive Officer of the Company in August 2002. Mr. Posner's base salary and bonus range were determined by the Compensation Committee based upon achieving certain of the Corporate Management Compensation Plan Criteria and information regarding industry peer group compensation. Mr. Posner's base salary for 2002 was $250,000.

        Mr. Posner received a bonus for 2002 of $250,000, relating to his individual performance in 2002. Mr. Posner was not granted any stock options during 2002.

        Mr. Walters served as the Company's Chief Executive Officer until July 2002. Mr. Walters' base salary and bonus range were determined by the Compensation Committee based upon achieving certain of the Corporate Management Compensation Plan Criteria and information regarding industry peer group compensation. Mr. Walters' base salary for 2002 was $341,250.

        Mr. Walters did not receive a bonus for 2002. Mr. Walters was not granted any stock options during 2002. Mr. Walters did receive a severance agreement in conjunction with the sale of the Chart House Business, the terms of which are his base salary for 2002, paid in accordance with the Company's normal payroll cycles, for two years.

2002 Executive Officer Compensation

        Mr. Hilario became Chief Financial Officer of the Company in August 2002, at which time he was the only executive officer other than the Chief Executive Officer.

        Mr. Hilario's base salary and bonus range were determined by the Compensation Committee based on recommendations made by the Chief Executive Officer and information regarding industry peer group compensation. Mr. Hilario's base salary for 2002 was $130,000.

        Mr. Hilario received a bonus for 2002 of $52,000, relating to his individual performance in 2002. Mr. Hilario was not granted any stock options during 2002.

Policy on Deductibility of Compensation

        Section 162(m) of the Code generally provides that certain compensation in excess of $1.0 million per year paid to a company's chief executive officer and any of its four other highest paid executive officers is not deductible by a company unless the compensation qualifies for an exception. This deduction limit generally applies only to compensation that could otherwise be deducted by a company in a taxable year. For 2002, the Compensation Committee does not expect that Section 162(m) will limit the Company's deductibility of compensation paid to any of its executive officers.

        Section 162(m) provides an exception to the deductibility limit for performance-based compensation if certain procedural requirements, including stockholder approval of the material terms of the performance goal, are satisfied. In some cases, it may be necessary in order to attract, retain and incentivize certain individuals to grant options or other performance-based compensation without satisfying the procedural requirements under Section 162(m).

Respectfully submitted,

Linda Walker Bynoe
Stephen Ottmann

PERFORMANCE GRAPH

        The following graph compares cumulative total stockholder return on the Company's Common Stock with the performance of the NASD and a restaurant industry peer group index (Standard Industrial Classification Code 5812—Retail-Eating Places) for the five fiscal years ended December 30, 2002. The NASDAQ Market Index is being used, rather than the New York Stock Exchange Market Index, because the Company's Common Stock is currently quoted on the NASD OTC Bulletin Board. We have included the New York Stock Exchange Index in the graph set forth below because applicable regulations require the Company to compare the return on the Company's Common Stock with that of both a newly selected index and an index used in the immediately preceding fiscal year. The graph assumes that the value of an investment in the Company's Common Stock and each index was $100 on December 29, 1997.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ANGELO & MAXIE'S, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 29, 1997
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 30, 2002

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership Of Certain Beneficial Owners

        The following table sets forth, as of March 21, 2003 (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Company by the persons who are known by the Company to own beneficially more than 5.0% of the outstanding shares of the Company's voting stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownernership (1)		Percent of class
Common Stock	Samstock, L.L.C. Samstock/ZFT, L.L.C. Samstock/Alpha, L.L.C. Samuel Zell All addresses are c/o: Equity Group Investments, L.L.C. Two North Riverside Plaza, Suite 600 Chicago, IL 60606	692,364 692,364 692,364 692,484	(2) (2) (2) (3)	34.8 34.8 34.8 34.8
Common Stock	Hummingbird Management, LLC 153 East 53rd Street, 55th Floor New York, NY 10022	206,108	(4)	10.4
Common Stock	Dimensional Fund Advisors Inc. 1299 Ocean Avenue, 11th Floor Santa Monica, CA 90401	110,165	(5)	5.5
Preferred Stock	EGI-Fund (01) Investors, L.L.C. c/o Equity Group Investments, L.L.C. Two North Riverside Plaza, Suite 600 Chicago, IL 60606	2,776,201	(2)	67.1

(1)
The amount of Common Stock and Preferred Stock beneficially owned is reported on the basis of regulations of the Securities Exchange Commission ("SEC") governing the determination of beneficial ownership of securities.

(2)
The amount of shares beneficially owned by each referenced person (collectively, the "Referenced Persons") is based on information supplied to the Company by such person. According to such information, the Referenced Persons hold Common Stock as follow: Samstock, L.L.C. owns 541,696 shares, Samstock/ZFT, L.L.C. owns 117,635 shares, and Samstock/Alpha, L.L.C. owns 33,034 shares. Each of the Referenced Persons is indirectly owned by various trusts for the benefit of Samuel Zell and his family. The trustee of each of those trusts is Chai Trust Company, L.L.C., an Illinois limited liability company, which holds the indirect right to vote or dispose of the Common Stock held by each of the Referenced Persons.

(3)
Based on information supplied to the Company by such person. According to such information, the Common Stock is held as follows: Samstock, L.L.C. owns 541,696 shares, Samstock/ZFT, L.L.C. owns 117,635 shares, Samstock/Alpha, L.L.C. owns 33,034 shares (collectively, the "Samstock entities"), and 120 shares are owned personally by Mr. Zell. Each of the Samstock entities is indirectly owned by various trusts for the benefit of Mr. Zell and his family. The trustee of each of those trusts is Chai Trust Company, L.L.C., an Illinois limited liability company, which holds the indirect right to vote or dispose of the Common Stock held by each of the Samstock entities.

(4)
Pursuant to a Schedule 13 D/A filed with the SEC on September 17, 2002, which was filed by Hummingbird Management, LLC.

(5)
Pursuant to a Schedule 13G filed with the SEC for calendar 2002, Dimensional Fund Advisors Inc. ("Dimensional") is an Investment Advisor registered under Section 203 of the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts, and accounts are the "Funds." In its role as investment advisor or manager, Dimensional possesses voting and/or investment power over the securities of the Issuer described in this schedule that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

Security Ownership Of Management

        The following table sets forth, as of March 21, 2003, information concerning the number of shares of the Company's Common Stock, Preferred Stock, and options and units to purchase Common Stock that are currently exercisable, or exercisable within 60 days of March 21, 2003, beneficially owned by each of the directors, the executive officers in the Summary Compensation Table, and all directors and executive officers as a group.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownernership (1)		Percent of class
Common Stock	Samuel Zell	711,664	(2)(3)	35.7
Common Stock	Kenneth R. Posner	32,501	(2)	1.6
Common Stock	Stephen Ottmann	5,058	(2)	*
Common Stock	Linda Walker Bynoe	4,667	(2)	*
Common Stock	Emanuel N. Hilario	3,067	(2)	*
Common Stock	Thomas J. Walters	2		*
Preferred Stock	Samuel Zell	2,776,201	(4)	67.1
Preferred Stock	Kenneth R. Posner	10,605		*
Preferred Stock	Linda Walker Bynoe	2,165		*
Common and Preferred Stock	All directors and executive officers as a group (6 persons)	3,545,930		57.9

*
Less than one percent.

(1)
The amounts of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

(2)
Includes shares of Common Stock which may be acquired pursuant to options which are exercisable within 60 days of March 21, 2003, as follows: Mr. Zell (4,894); Mr. Posner (29,617); Mr. Ottmann (417); Ms. Walker Bynoe (417); and Mr. Hilario (1,667). Also includes shares of Common Stock issuable upon vesting of stock units pursuant to the 2000 Non-employee Director Equity Compensation Plan within 60 days of March 21, 2003, as follows: Mr. Zell (14,286); Mr. Ottmann (3,205); and Ms. Walker Bynoe (3,205).

(3)
Includes 541,696 shares owned by Samstock, L.L.C., 117,635 shares owned by Samstock/ZFT, L.L.C., 33,034 shares owned by Samstock/Alpha, L.L.C. (collectively, the "Samstock entities"), and 120 shares owned personally by Mr. Zell. Each of the Samstock entities is indirectly owned by various trusts for the benefit of Mr. Zell and his family.

(4)
All preferred stock is owned by EGI-Fund (01) Investors, L.L.C. which is indirectly owned by various trusts for the benefit of Mr. Zell and his family.

Securities Authorized For Issuance Under Equity Compensation Plans

        After the Reverse Stock Split, all outstanding options entitle the holder thereof to purchase, upon exercise, 16.67% of the number of shares of Common Stock which such holders would have been able to purchase upon exercise of their options immediately preceding the Reverse Stock Split at the same aggregate price required to be paid therefore upon exercise thereof immediately preceding the Reverse Stock Split. For disclosure purposes, all option information has been adjusted to reflect a one-to-one relationship between the options and shares of the Company's Common Stock.

        Information about the Company's equity compensation plans at December 30, 2002 was as follows:

Plan category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance (a)
Equity compensation plans approved by shareholders (b)	75,453	13.89	168,261
Equity compensation plans not approved by shareholders	—	—	—

Total	75,453		168,261

(a)
The number of shares to be issued upon exercise of outstanding options and the weighted-average exercise price of outstanding options does not reflect 25,102 stock units granted under the 2000 Non-Employee Director Equity Compensation Plan; however, these units have been deducted from the number of shares remaining available for future issuance.

(b)
Includes the 1996 Stock Option Plan, the 1996 Non-Employee Director Stock Compensation Plan, the 2000 Non-Employee Director Equity Compensation Plan, and the 2001 Stock Option Grant to President and Chief Financial Officer, Kenneth R. Posner.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by the SEC regulations to furnish the Company with all copies of all Section 16(a) reports they file.

        Based solely on its review of the copies of such forms received by it and written representations from certain Reporting Persons, the Company believes that during 2002 its Reporting Persons complied with all requirements applicable to them, except that Mr. Hilario made a late filing of a report required by Section 16(a) relating to his appointment as an executive officer of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DIRECTOR RELATIONSHIP

        Mr. Zell, our Chairman of the Board, is affiliated with EGI-Fund (00) Investors, L.L.C. ("EGI-Fund (00)") and EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)"), each of which has provided loans to the Company as described below, Equity Group Investments, L.L.C. ("EGI"), EOP-Reston Town Center, L.L.C. ("EOP-Reston"), and iDine, each of which conducts or conducted business with the Company as described below, and Samstock, L.L.C. ("Samstock"), Samstock/ZFT, L.L.C., Samstock/Alpha, L.L.C., the Company's principal shareholders. EGI-Fund (01) is also a principal shareholder of the Company.

SUBORDINATED NOTES

        Between November 2000 and February 2001, the Company entered into note agreements with EGI-Fund (00) and EGI-Fund (01) providing for up to $13.0 million in unsecured loans. Amounts outstanding under the notes were subordinated to amounts owing under the Company's Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan portion of the Credit Agreement. One note was repaid and availability under the second note agreement was reduced to $5 million in conjunction with the Company raising equity through the issuance of Series A Preferred Stock during June 2001. The remaining note accrued interest at the applicable Eurodollar rate plus 16.0% and was scheduled to mature on March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of available borrowings through June 2001. This note was repaid in full, plus accrued interest of $1.2 million, during August 2002 with net proceeds from the sale of the Chart House Business.

OTHER TRANSACTIONS

        During October 2001, the Company amended its Credit Agreement to include, among other things, up to $2.0 million of additional borrowings provided by EGI-Fund (01). All amounts outstanding under the Credit Agreement, which included $1.5 million funded by EGI-Fund (01), were repaid in full during August 2002 with net proceeds from the sale of the Chart House Business.

        During 2002, the Company paid to EGI a total of $0.25 million for financial advisory services. The Company believes that such services have been on terms no less favorable to the Company than could have been obtained with other independent parties.

        During 2000, the Company entered into a lease agreement for its Angelo and Maxie's Steakhouse in Reston, Virginia with EOP-Reston. The Company believes that the lease contains terms no less favorable to the Company than could have been obtained with other independent parties. The lease term began February 19, 2001 and ends April 30, 2011. There are two 5-year option periods, which, if extended, would extend the term through April 30, 2021. Rental payments include base rent plus basic maintenance, utility, and other costs, and an additional amount by which a percentage of annual revenues at the location exceeds minimum rentals. For the year ended December 30, 2002, amounts paid to EOP-Reston were $0.3 million. For the same period, revenues at the location did not reach the threshold and, as a result, no additional rent was payable.

        The Company was party to a marketing agreement with iDine, owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through relationships iDine has established with major airlines to feature the Company's restaurants as preferred dining choices. iDine also provides web and print promotional services that are designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. The Company received $1.0 million during fiscal 2002 for the advance sale of discounted food and beverage credits under the agreement. Pursuant to the agreement, the Company has paid $2.5 million to iDine toward the redemption of food and beverage credits for 2002 and 2001 advances and for its marketing services in 2002. This agreement has expired.

ITEM 14. CONTROLS AND PROCEDURES.

        Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal accounting officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13(a)—14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days prior to the filing date of this report.

        Disclosure controls are procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to management, including the principal executive officer and the principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

        The Company's management, including the principal executive officer and the principal accounting officer, does not expect that its disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

        Based upon their evaluation, the Company's principal executive officer and the Company's principal accounting officer have concluded that, subject to the limitations noted above, the Company's disclosure controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries are made known to management.

        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)    Financial Statements:

Included in Part II of this report are the following financial statements

(2)
Financial Statement Schedules:

        All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

(3)
Exhibits:

2.1	Asset Purchase Agreement by and among Chart House Acquisition, Inc., Diamond Jim's Steak House, L.L.C., Howard Levine, Richard Wolf, Marc Packer and, solely for purposes of Section 8.16, the Company dated as of March 17, 1999. (11)
3.1	(1) Restated Certificate of Incorporation of the Company, as amended. (1) (2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)
3.2	Amended and Restated Bylaws of the Company. (1)
3.3	Certificate of Designations of the Series A Preferred Stock. (16)
4.1	Specimen Common Stock Certificate. (2)
4.2	Section 203 of the Delaware General Corporation Law. (2)
4.3	Specimen Series A Preferred Stock Certificate. (16)
10.1	(1) Registration Rights Agreement dated as of November 27, 1985, among the Company and its stockholders. (1)
(2) First Amendment to Registration Rights Agreement dated as of April 28, 1986. (1)
(3) Second Amendment to Registration Rights Agreement dated as of April 21, 1987. (1)
(4) Third Amendment to Registration Rights Agreement dated as of September 6, 1989. (3)
10.2	Executive Benefit and Wealth Accumulation Plan of the Company, effective January 27, 1986. (1)
10.3	1989 Non-Qualified Stock Option Plan of the Company. (2)
(a) Form of 1989 Non-Qualified Stock Option Plan Agreement. (2)
10.4	1992 Stock Option Plan. (4)
(a) Form of 1992 Stock Option Plan Agreement. (4)

10.5	Chart House Enterprises, Inc. Severance Pay Plan dated June 10, 1999. (14)
10.5.1	First Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of December 9, 1999. (14)
10.5.2	Second Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of August 2, 2000. (13)
10.6	Stock Purchase and Sale Agreement dated as of March 10, 1997, among the Company, Chart House Investors, LLC and Alpha/ZFT Partnership. (6)
10.7	Chart House Enterprises, Inc. Amended and Restated Standstill Agreement dated October 1, 1997. (7)
10.7.1	Amended and Restated Standstill Agreement dated March 31, 1999. (14)
10.8	1996 Stock Option Plan. (8)
(a) Form of 1996 Stock Option Plan Agreement. (8)
10.9	1996 Non-employee Director Stock Compensation Plan. (8)
10.10	2000 Non-employee Director Equity Compensation Plan. (11)
10.11	Corporate Management Bonus Compensation Plan dated January 1, 1997. (8)
10.12	1998 Employee Stock Purchase Plan. (9)
10.13	Asset Purchase Agreement dated September 29, 1998, by and among Crestone Group, L.L.C., Solana Beach Baking Company, and the Company. (10)
10.14	Sale-Leaseback Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House Inc. (12)
10.15	Master Lease Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House, Inc. (12)
10.16	Asset Purchase Agreement dated as of May 17, 2002, by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisition, Inc., and Landry's Restaurants, Inc. (17)
10.17	Severance Agreement between Chart House Enterprises, Inc. and Thomas J. Walters, dated as of August 9, 2002.
10.18	Consulting Agreement between Angelo and Maxie's, Inc. and Thomas J. Walters, dated as of August 12, 2002.
21.1	Subsidiaries of the Company. (15)

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

(16)
Filed as an exhibit to the Company's Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 33-57674).

(17)
Filed as an exhibit to Form 10-Q for the quarterly period ended July 1, 2002.

(b)
Reports on Form 8-K. The Company filed a report on Form 8-K/A on October 11, 2002. This Amendment No. 1 amended Item 7 of the Current Report on Form 8-K filed on August 14, 2002 by the Company relating to the sale of the Chart House Business. The Company filed this Amendment No. 1 to include the required pro forma financial information.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELO AND MAXIE'S, INC.
Date: March 25, 2003
	By:	/s/ KENNETH R. POSNER President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

NAME	TITLE	DATE

/s/ KENNETH R. POSNER Kenneth R. Posner	President and Chief Executive Officer (principal executive officer)	March 25, 2003
/s/ EMANUEL N. HILARIO Emanuel N. Hilario	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2003
/s/ SAMUEL ZELL Samuel Zell	Chairman of the Board, Director	March 25, 2003
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 25, 2003
/s/ STEPHEN OTTMANN Stephen Ottmann	Director	March 25, 2003

I, Kenneth R. Posner, certify that:

1.
I have reviewed this annual report on Form 10-K of Angelo and Maxie's, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ KENNETH R. POSNER President and Chief Executive Officer
Date: March 25, 2003

I, Emanuel N. Hilario, certify that:

1.
I have reviewed this annual report on Form 10-K of Angelo and Maxie's, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a)-14 and 15(d)-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ EMANUEL N. HILARIO Vice President and Chief Financial Officer
Date: March 25, 2003

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
PART I
PART II
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 30, 2002 (INFORMATION WITH RESPECT TO 2001 AND 2000 IS UNAUDITED)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 30, 2002 (INFORMATION WITH RESPECT TO 2001 AND 2000 IS UNAUDITED)
Independent Auditors' Report
PART III
Summary Compensation Table
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG ANGELO & MAXIE'S, INC., NASDAQ MARKET INDEX AND SIC CODE INDEX
Security Ownership Of Certain Beneficial Owners
Security Ownership Of Management
Securities Authorized For Issuance Under Equity Compensation Plans
PART IV
SIGNATURES