Form 10-Q
period 2003-03-31
ANGELO & MAXIES INC
filed 2003-05-09
CIK 820757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9684

ANGELO AND MAXIE’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0147725
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

640 North LaSalle, Suite 295, Chicago, Illinois, 60610
(Address of principal executive offices, including zip code)

(312) 266-1100
(registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2003:

Common Stock ($.01 par value) 1,991,305

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2003	December 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,098	$7,651
Accounts receivable, net	505	541
Inventories	379	416
Prepaid expenses and other current assets	673	974
Total current assets	8,655	9,582
Equipment and improvements:
Equipment	3,710	3,708
Leasehold interests and improvements	12,558	12,554
	16,268	16,262
Less: Accumulated depreciation and amortization	3,238	2,934
Equipment and improvements, net	13,030	13,328
Other non-current assets:
Restricted cash	2,702	2,702
Leased property under capital leases, net	1,121	1,136
Intangibles, net	4,315	4,315
Other non-current assets	496	505
Total other non-current assets	8,634	8,658
Total assets	30,319	31,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	126	124
Accounts payable	1,722	1,679
Accrued liabilities	3,450	4,322
Deferred gain	967	—
Liabilities of discontinued operations	—	170
Total current liabilities	6,265	6,295
Non-current liabilities (excluding current portion):
Deferred gain	—	967
Long-term portion of landlord note	382	407
Long-term portion of capital lease obligation	1,870	1,877
Other long-term obligations	867	921
Total non-current liabilities (excluding current portion)	3,119	4,172
Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at March 31, 2003 and December 30, 2002	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 1,991,305 and 1,978,733 shares issued and outstanding at March 31, 2003 and December 30, 2002, respectively	20	20
Additional paid-in capital	65,425	65,416
Retained deficit	(48,645)	(48,470)
Total stockholders’ equity	20,935	21,101
Total liabilities and stockholders’ equity	$30,319	$31,568

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended
	March 31, 2003	April 1, 2002

Revenues	$6,805	$7,327
Operating costs and expenses:
Cost of sales	2,439	2,650
Restaurant labor	1,571	1,732
Other operating costs	1,159	1,467
Rent	601	616
Total restaurant costs	5,770	6,465
General and administrative expenses	668	197
Depreciation and amortization	320	438
Loss on disposal of assets	11	2
Total restaurant and operating costs	6,769	7,102
Income from operations	36	225
Interest expense, net	30	886
Other income	(51)	(130)
Income (loss) from continuing operations before income taxes	57	(531)
Provision for income taxes	—	—
Income (loss) from continuing operations	57	(531)
Loss from discontinued operations	—	(430)
Net income (loss)	$57	$(961)
Preferred dividends	232	222
Net loss applicable to common shares	$(175)	$(1,183)
Net loss per common share -
Basic and diluted:
Continuing operations	$(0.09)	$(0.38)
Discontinued operations	—	(0.22)
	$(0.09)	$(0.60)

Weighted-average shares outstanding	1,989	1,977

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarterly periods ended
	March 31, 2003	April 1, 2002
Cash flows from operating activities:
Net income (loss)	$57	$(961)
Adjustments to reconcile net income (loss) to cash flows (used in) provided by operating activities:
Depreciation and amortization	320	1,696
Loss on disposal of assets	11	2
Common stock issued in lieu of compensation	9	35
Amortization of debt issuance costs, included in interest expense	—	3
Changes in working capital:
Decrease in accounts receivable	36	416
Decrease in inventories	37	100
Decrease (increase) in prepaid expenses and other current assets	301	(178)
Decrease (increase) in other non-current assets	9	(88)
Decrease in accounts payable	(189)	(652)
(Decrease) increase in accrued liabilities	(879)	197
Decrease in liabilities of discontinued operations	(170)	—
Increase in other non-current obligations (excluding current portion)	(54)	—
Cash (used in) provided by operating activities	(512)	570
Cash flows used in investing activities:
Expenditures for equipment and improvements	(11)	(332)
Cash used in investing activities	(11)	(332)
Cash flows used in financing activities:
Net payments under revolving credit agreement	—	(200)
Payments on landloard notes	(23)	(21)
Reduction of obligations under capital leases	(7)	(60)
Cash used in financing activities	(30)	(281)
Decrease in cash	(553)	(43)
Cash and cash equivalents, beginning of period	7,651	260
Cash and cash equivalents, end of period	$7,098	$217

The accompanying notes are an integral part of these consolidated financial statements

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

(Unaudited)

(1)                                 BASIS OF PRESENTATION

The accompanying consolidated financial statements of Angelo and Maxie’s, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended March 31, 2003 and April 1, 2002, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The Company consummated the sale of 38 Chart House restaurants and one Peohe’s restaurant (the “Chart House Business”) to a third party (the “Purchaser”) as of July 30, 2002.  See Note 2 “Sale of Chart House Business.”  The Company has reclassified its Consolidated Statements of Operations for the quarter ended April 1, 2002, to reflect these operations as discontinued in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles have been omitted pursuant to requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2002.

Certain prior period balances have been reclassified to conform to the current period presentation.

(2)                                 SALE OF CHART HOUSE BUSINESS

In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business.  The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company used a portion of the proceeds to repay all amounts outstanding on its senior, secured debt and a subordinated note owed to a related party.  See Note 3 “Debt.”  The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords’ consent to assign certain leases to the Purchaser.  At March 31, 2003, the Purchaser had not yet paid approximately $0.2 million of the purchase price provided for in the asset purchase agreement.  The Company has taken legal action to collect these funds.  See “Part II, Item 1. Legal Proceedings.”

Through July 29, 2002, the Company owned 38 Chart House and one Peohe’s restaurants, the operations of which have been reported as discontinued.   Condensed financial information for the results of operations for the discontinued operations is as follows (in thousands):

Quarterly period ended April 1, 2002

Revenues	$27,865
Total restaurant costs	24,658
General and administrative expenses	2,379
Depreciation and amortization	1,258
Loss from discontinued operations	$(430)

(3)                                 DEBT

During 2000, the Company entered into two note agreements with one landlord for an aggregate $0.7 million.  The notes amortize over seven year terms, bear interest at 9.0%, and are payable in monthly installments.  The Company made scheduled principal payments on these notes totaling $23,000 and $21,000 during the first quarters of 2003 and 2002, respectively.  Interest expense and cash paid for interest related to these notes amounted to $11,000 and $13,000 for the first quarters of 2003 and 2002, respectively.

During the first quarter of 2002, the Company had a Revolving Credit and Term Loan Agreement (“Credit Agreement”) with a group of three banks.  At April 1, 2002, the Company had $25.0 million outstanding under the Credit Agreement, which accrued interest at the prime rate, plus 2.75% (7.5% at April 1, 2002).  The balance outstanding under the Credit Agreement included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. (“EGI-Fund (01)”), a related party, which accrued interest at 16.32% due to the subordinate nature of the related party’s participation in the Credit Agreement.  Interest expense and cash paid for interest related to the Credit Agreement totaled $485,000 and $34,000, respectively, for the first quarter of 2002.  On August 1, 2002, all outstanding amounts under the Credit Agreement were paid in full with net proceeds from the sale of the Chart House Business.

During the first quarter of 2002, the Company had a $5.0 million note owed to EGI-Fund (01), which accrued interest at the applicable Eurodollar rate plus 16.0%, which was 17.87% at April 1, 2002.  Interest expense related to this note totaled $0.3 million for the first quarter of 2002; no cash payments were made for interest related to this note during that period.  On August 1, 2002, the note owed to EGI-Fund (01) was paid in full with net proceeds from the sale of the Chart House Business.

(4)                                 STOCK-BASED COMPENSATION

The Company has elected to account for stock-based compensation under the intrinsic value method of accounting. This method measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options to purchase the Company’s stock at a price equal to fair market value at the date of grant.  Had the Company elected to recognize compensation expense determined under the fair value method of accounting for stock-based compensation as prescribed by FAS 123 and FAS 148, the Company’s net loss applicable to common shares and per share amounts would reflect the following pro forma amounts (in thousands, except for per share data):

	Quarterly periods ended
	March 31, 2003	April 1, 2002
Net loss applicable to common shares:
As reported	$(175)	$(1,183)
Pro forma	(175)	(1,251)
Net loss per common shares - Basic and diluted
As reported	$(0.09)	$(0.60)
Pro forma	(0.09)	(0.63)

(5)                                 RELATED PARTY TRANSACTIONS

Payments to related parties for rent at one restaurant approximated $0.1 million in both the first quarter of 2003 and 2002.

In addition, during 2002, the Company was party to a marketing agreement with iDine Rewards Network, Inc. (“iDine”), a related party and owner of the iDine frequent diner program.  In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company’s restaurants as preferred dining choices.  iDine provided web and print promotional services that were designed to create incentives for members to dine at the Company’s restaurants, especially during the Company’s restaurants’ non-peak days.  The Company received from iDine $1.0 million during the first quarter of 2002 related to the agreement.  Pursuant to the agreement, the Company paid $0.8 million to iDine towards its advances and for its marketing services during the first quarter of 2002.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  See Note 2 “Sale of Chart House Business.”  The Company has no further obligations under this agreement.

The relationships stem from one or more Company stockholders and/or members of the Company’s Board of Directors maintaining ownership interest in and influential management positions at or with these organizations.

(6)                                 COMMITMENTS AND CONTINGENCIES

The Company periodically is a defendant in litigation incidental to its business activities.  While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million at March 31, 2003.  Such funds are presented on the consolidated balance sheets as restricted cash, a non-current asset.

(7)                                 NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  These disclosure requirements have been adopted by the Company.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into subsequent to January 1, 2003.

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

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“FAS 148”). This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to require prominent disclosures regarding the accounting for stock-based employee compensation in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 4 to these consolidated financial statements.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company currently has no contractual relationships or other business relationships with a variable entity and therefore the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows for the quarterly period ended March 31, 2003.

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements represent the Company’s expectations or beliefs concerning future events, including any statements regarding: future sales and gross profit percentages, the continuation of historical trends, the sufficiency of the Company’s cash balances, and cash generated from operating, financing and/or investing activities for the Company’s future liquidity and capital resource needs.  Without limiting the foregoing, the words “believes,” “intends,” “projects,” “plans,” “expects,” “anticipates,” and similar expressions are intended to identify forward-looking statements.  The Company cautions that these statements are further qualified by important economic and competitive factors that could cause actual results to differ materially from those in the forward-looking statements.  These factors include, without limitation, risks of the restaurant industry, an industry with many well-established competitors with greater financial and other resources than the Company, and the impact of changes in consumer trends, employee availability, and cost increases.  Accordingly, such forward-looking statements do not purport to be predictions of future events or circumstances and may not be realized.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company consummated the sale of the Chart House Business, comprised of 39 of its then-existing 45 restaurants, as of July 30, 2002.  The operations of these restaurants have been reclassified as discontinued operations for the first quarter of 2002, in accordance with FAS 144.  The sale was completed for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company used a portion of the net proceeds from the sale to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party.  See “Liquidity and Capital Resources.”

The Company continues to operate five Angelo and Maxie’s Steakhouses, which are full-service steakhouse restaurants located in New York, Washington DC, Virginia, and Florida.  The Company operated the following number of restaurants at the end of the first quarters of 2003 and 2002:

	Angelo and Maxie’s Steakhouses	Discontinued operations	Total
First quarter 2003	5	—	5
First quarter 2002	6	39	45

The Company acquired the Angelo and Maxie’s Steakhouse concept and one restaurant during 1999 to diversify its seafood dominated portfolio.   The Company opened a total of six additional Angelo and Maxie’s restaurants over 2000 and 2001.  One of these locations was closed during the fourth quarter of 2001 and another location was closed during the fourth quarter of 2002.  During 2001, the Company canceled restaurant development plans for three locations, did not open any locations during 2002, and currently has no plans to open additional restaurants during 2003.  The Company and its financial advisor continue the review of strategic alternatives, including a possible sale of the entire Company or the sale of the Angelo and Maxie’s Steakhouse concept and its five restaurants.

RESULTS OF OPERATIONS

The following table presents the results of operations for each of the first quarters ended March 31, 2003 and April 1, 2002.  Continuing operations relate to the operations of the Company’s Angelo and Maxie’s Steakhouses.  The operations of the Chart House Business are presented as discontinued.

	Quarterly periods ended
	March 31, 2003		April 1, 2002
(Unaudited, dollars in thousands)	Amount	%	Amount	%

Revenues	$6,805	100.0	$7,327	100.0
Operating costs and expenses:
Cost of sales	2,439	35.9	2,650	36.2
Restaurant labor	1,571	23.1	1,732	23.6
Other operating costs	1,159	17.0	1,467	20.0
Rent	601	8.8	616	8.4
Total restaurant costs	5,770	84.8	6,465	88.2
Restaurant operating income (before depreciation and amortization)	1,035	15.2	862	11.8
General and administrative expenses	668	9.8	197	2.7
Depreciation and amortization	320	4.7	438	6.0
Loss on sales of assets	11	0.2	2	0.0
Total restaurant and operating costs	6,769	99.5	7,102	96.9
Income from operations	36	0.5	225	3.1
Interest expense, net	30	0.4	886	12.1
Other income	(51)	(0.7)	(130)	(1.8)
Income (loss) from continuing operations before income taxes	57	0.8	(531)	(7.2)
Provision for income taxes	—	—	—	—
Net income (loss) from continuing operations	57	0.8	(531)	(7.2)
Loss from discontinued operations	—	—	(430)	(5.9)
Net income (loss) applicable to common shares	$57	0.8	$(961)	(13.1)
Preferred stock dividends	232	3.4	222	3.0
Net loss applicable to common shares	$(175)	(2.6)	$(1,183)	(16.1)

Angelo and Maxie’s revenues are derived entirely from food and beverage sales.  Revenues decreased $0.5 million, or 7.1%, to $6.8 million in the first quarter of 2003, compared to $7.3 million in the first quarter of 2002.  The decrease in revenues is due to the Company’s exit from one restaurant during the fourth quarter of 2002.  Comparable sales for the first quarter decreased 1.1%.

Cost of sales is composed of the cost of food and beverages.  Cost of sales as a percentage of revenues decreased by 0.3 percentage points to 35.9% in the first quarter of 2003, compared with 36.2% in the first quarter of 2002.  This improvement was primarily the result of improved margins on beverage sales.

Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items.  Restaurant labor as a percentage of revenues decreased by 0.5 percentage points to 23.1% in the first quarter of 2003, compared with

23.6% in the first quarter of 2002.  This improvement was primarily the result of the elimination of an underperforming restaurant in December 2002 that incurred higher labor costs than the Company’s other restaurants.

Other operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues.  Other operating costs as a percentage of restaurant revenues decreased by 3.0 percentage points to 17.0% in the first quarter of 2003, compared with 20.0% in the first quarter of 2002, primarily as a result of lower marketing costs.

Rent includes both fixed and variable portions of rent.  Rent as a percentage of revenues increased by 0.4 percentage points to 8.8% in the first quarter of 2003, compared with 8.4% in the first quarter of 2002, primarily as a result of rent relief in the 2002 quarter related to an underperforming restaurant that was subsequently closed.   The Company did not incur variable rent costs for any of its locations in either period.

General and administrative expenses are composed of expenses associated with corporate and administrative functions that support restaurant operations, including management and staff salaries, employee benefits, travel, legal and professional fees, technology, and market research.  General and administrative expenses increased $0.5 million to $0.7 million in the first quarter of 2003, compared to $0.2 million in the first quarter of 2002.  The increase in the quarterly periods is the result of the fixed general overhead costs being allocated entirely to five operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations.  The Company believes that the general and administrative expenses incurred in the first quarter of 2003 reflect a normal quarterly run-rate for these expenses.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of leasehold improvements at both the restaurants and corporate locations.  Depreciation and amortization decreased $0.1 million to $0.3 million in the first quarter of 2003, compared to $0.4 million in the first quarter of 2002.  The prior period amount includes the final amortization of a non-compete agreement related to a prior owner of the original Angelo and Maxie’s Steakhouse.  In addition, an impairment charge was realized in the third quarter of 2002 related to corporate leasehold improvements, resulting in lower amortization expense in the current period compared with the prior period.

Interest expense, net decreased $856,000 to $30,000 in the first quarter of 2003, compared to $886,000 in the first quarter of 2002.  The Company paid all outstanding bank and related party debt balances in full with the proceeds from the sale of the Chart House Business.  The current quarter interest expense relates to an outstanding term loan, offset by interest income earned on the Company’s outstanding investable cash.  In addition, the Company recognizes non-cash interest expense related to a capital lease.  See discussion of other income following.

Other income decreased $79,000 to $51,000 in the first quarters in 2003, compared to $130,000 in the first quarter of 2002.  The Company subleased certain of its restaurant properties to third parties, but was not relieved of its primary obligation under the original leases.  These leases are characterized as capital leases in accordance with FAS 13.  Amortization of the leased property is included with depreciation and amortization.  The non-cash reduction of the capital lease obligations and related non-cash recognition of interest expense are reflected in other income.  The decrease from the prior period is the result of only one capital lease remaining on the balance sheet in the first quarter of 2003.

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company accrued dividends on the Series A Preferred Stock aggregating $0.2 million during each of the first quarters of 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Quarterly periods ended
	March 31, 2003	April 1, 2002
(Unaudited, dollars in thousands)
Net cash (used in) provided by operating activities	$(512)	$570
Expenditures for equipment and improvements	(11)	(332)
Cash used in financing activities	(30)	(281)
Net decrease in cash	$(553)	$(43)

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

In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million.  Such funds are disclosed on the Company’s balance sheet as restricted cash, a non-current asset.

The Company used the remaining net proceeds from the sale of the Chart House Business to settle $3.8 million in costs associated with the transaction and for general corporate purposes including, but not limited to, the settlement of short term liabilities, certain of which relate to the Chart House Business.  The Company had $7.1 million in cash for general corporate purposes at March 31, 2003.  The Company believes that the remaining sale net proceeds, together with net cash provided by continuing operating activities, will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

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

Net cash used in operating activities was $0.5 million in the first quarter of 2003, compared to net cash provided by operating activities of $0.6 million in the first quarter of 2002.  In 2003, net cash used in operating activities includes an aggregate $0.8 million related to payment of 2002 bonuses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.  In 2002, operating cash flow from the Chart House Business contributed to the positive net cash results.  In connection with an agreement with iDine Rewards Network, Inc. (“iDine”), the Company received $1.0 million in the first quarter of 2002 for marketing activities.  The Company in turn paid to iDine $0.8 million during the first quarter of 2002 related to this agreement.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  The Company has no further obligations under this agreement.

 Net cash used in investing activities in the first quarter of 2003 included capital expenditures of $11,000.  Net cash used in investing activities in the first quarter of 2002 included capital expenditures of $332,000, of which the majority of the expenditures related to the Chart House Business.

Net cash used in financing activities was $32,000 in the first quarter of 2003, primarily related to scheduled payments under landlord notes.  Net cash used in financing activities was $260,000 in the first quarter of 2002, primarily related to repayments under the Company’s Credit Agreement.

The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share.  Dividends are payable semiannually on June 1 and December 1.  Dividends paid through June 1, 2002 were in the form of additional shares of Series A Preferred Stock, in part, because the Company’s Credit Agreement prohibited the payment of cash dividends.  Subsequent to the retirement of amounts owing under the Credit Agreement, the Company began paying these dividends in cash.  The Company expects to satisfy future dividend obligations in cash.

The Company is liable under various capital and operating lease agreements, primarily related to restaurant locations.   The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements.  No material changes have occurred regarding these commitments and contingencies from the Company’s prior fiscal year ended December 30, 2002.

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that would materially affect the Company’s operations or financial condition, and requires management to make estimates or judgments in certain circumstances.  Set forth below is a description of those accounting policies which the Company believes are most critical and could have the greatest impact on its operations or financial condition.

Valuation of Exit Costs and Restructure Reserves.  On an as-needed basis and subject to approval of the Company’s Board of Directors, the Company establishes reserves for unusual and non-recurring items associated with the activities of exiting restaurant locations and reorganizing support staff to address changes in the Company’s operations.  This requires that management make estimates for cash inflows and outflows based on judgment, market conditions, advice from counsel and consultants, and historical experience.  These estimates include, but are not limited to, future payments of rents, severance, legal and consulting costs, consideration for contract modifications, and proceeds from the sale of disposed assets.  Because of factors beyond management’s control, actual results may be different from the estimates, which may cause the Company to record adjustments in future periods.  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs from Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time of commitment to a formal shutdown plan.  The adoption of FAS 146 is effective for all exit or disposal activities initiated subsequent to December 31, 2002.

Impairment of Assets.  On January 1, 2002, the Company adopted FAS 142, which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review.  On an ongoing basis, the Company reviews its carrying value of restaurant assets and compares them with fair market value.  In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment.  Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company’s historical and projected operating performance.   The Company’s intangible assets at March 31, 2003 include the Angelo and Maxie’s trade name and liquor licenses at each of the restaurant locations totaling $4.3 million in the aggregate.  If management determines that the fair market value of its intangible assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

Cost Capitalization and Depreciation Policies.  Costs for maintenance, repairs, and purchases are either expensed as incurred or capitalized and amortized over the cost’s estimated useful life.  This requires management to make business judgments regarding which costs should be capitalized and, if capitalized, the estimated useful life.  Management has established the Company’s cost capitalization and deprecation policies based on historical experience in the restaurant industry, industry guidelines regarding useful lives, and adherence to applicable accounting standards.  Maintenance, repairs, and minor purchases are expensed as incurred.  Major purchases of equipment and facilities, and major replacements and improvements, are capitalized.  Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.  Equipment is depreciated over lives ranging from three to eight years.  Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life, ranging up to 25 years.

Self-Insurance Liability.  The Company was self-insured through October 2002 for its workers’ compensation and general liability insurance programs, and continues to be self-insured for its employee health insurance program.  The Company maintains stop-loss coverage with third party insurers to limit its total exposure.  The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to be incurred to settle known claims and claims incurred, but not reported, as of the balance sheet date.  Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from our estimates, our financial results could be impacted.

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  These disclosure requirements have been adopted by the Company.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into subsequent to January 1, 2003.

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

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of FASB Statement No. 123” (“FAS 148”). This Statement amends FAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to require prominent disclosures regarding accounting for stock-based employee compensation in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 4 to the consolidated financial statements in Part I, Item 1.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company currently has no contractual relationships or other business relationships with a variable entity and therefore the option of FIN 46 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows for the quarterly period ended March 31, 2003.

SEASONALITY

The Company’s business is seasonal in nature, with revenues and operating income for the first and fourth quarters greater than in the second and third quarters as the Company benefits from urban, holiday, and winter vacation dining which is greater than the benefits associated with dining during leisure travel in the spring and summer quarters.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of March 31, 2003, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

Within the 90 day period prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 1, 2002, the Company filed a complaint in the Chancery Court for the State of Delaware against the Purchaser and escrow agent Fidelity National Title.  This action alleges several breaches by the Purchaser of its contractual obligations under the asset purchase agreement related to the sale of the Chart House Business and under a related escrow agreement.  Aggregate damages sought, without regard to interest or legal fees, were $1.8 million.  The Company subsequently received $1.6 million through a release of escrowed funds and a payment made by the Purchaser during the fourth quarter of 2002.  The Company has amended the complaint to release Fidelity National Title and continues to seek approximately $0.2 million, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and also seeks related interest, costs, and attorneys’ fees.  The Purchaser has filed a counterclaim, seeking a purchase price adjustment of $0.15 million.  The Chancery Court has ruled that the Company’s remaining claim should be transferred to the Superior Court for the State of Delaware and that the Purchaser’s counterclaim should be resolved through the dispute resolution mechanism provided for in the asset purchase agreement.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.     OTHER INFORMATION.

None.

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

3.2                                 Amended and Restated Bylaws of the Company. (1)

3.3                                 Certificate of Designations of the Series A Preferred Stock. (3)

4.1                                 Specimen Common Stock Certificate. (2)

4.2                                 Specimen Series A Preferred Stock Certificate. (3)

99.1                           Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                           Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated August 27, 1987, or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).

(2)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated July 20, 1989, or amendment thereto dated August 25, 1989 (Registration No. 33-30089).

(3)          as an exhibit to the Company’s Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 333-57674).

(4)          Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended July 1, 2002, dated August 15, 2002.

(b)                                 Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE’S, INC.

Date: May 9, 2003	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive officer)

Date: May 9, 2003	By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Vice President and Chief Financial Officer
(principal financial and accounting officer)

CERTIFICATION

I, Kenneth R. Posner, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Angelo and Maxie’s, Inc.;

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

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer

CERTIFICATION

I, Emanuel N. Hilario, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of Angelo and Maxie’s, Inc.;

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

4.               The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

a)              Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)             Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)              Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent function):

a)              All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)             Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.               The Registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Vice President and Chief Financial Officer