Form 10-Q
period 2003-06-30
ANGELO & MAXIES INC
filed 2003-08-13
CIK 820757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-9684

ANGELO AND MAXIE’S, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0147725
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

2 North Riverside, Seventh Floor, Chicago, IL 60606
(Address of principal executive offices, including zip code)

(312) 466-3950
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

Yes   ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2003:

Common Stock ($.01 par value) 1,994,877

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2003	December 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,144	$7,651
Accounts receivable, net	519	541
Inventories	382	416
Prepaid expenses and other current assets	708	974
Total current assets	7,753	9,582
Equipment and improvements:
Equipment	3,792	3,708
Leasehold interests and improvements	12,040	12,554
	15,832	16,262
Less: Accumulated depreciation and amortization	3,192	2,934
Equipment and improvements, net	12,640	13,328
Other non-current assets:
Restricted cash	2,702	2,702
Leased property under capital leases, net	1,107	1,136
Intangibles, net	—	4,278
Other non-current assets	534	542
Total other non-current assets	4,343	8,658
Total assets	24,736	31,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	30	124
Accounts payable	1,160	1,679
Accrued liabilities	3,694	4,322
Deferred gain	967	—
Liabilities of discontinued operations	—	170
Total current liabilities	5,851	6,295
Non-current liabilities (excluding current portion):
Deferred gain	—	967
Long-term portion of landlord note	—	407
Long-term portion of capital lease obligation	1,862	1,877
Other long-term obligations	805	921
Total non-current liabilities (excluding current portion)	2,667	4,172

Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at June 30, 2003 and December 30, 2002	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 1,994,877 and 1,978,733 shares issued and outstanding at June 30, 2003 and December 30, 2002, respectively	20	20
Additional paid-in capital	65,434	65,416
Retained deficit	(53,371)	(48,470)
Total stockholders’ equity	16,218	21,101
Total liabilities and stockholders’ equity	$24,736	$31,568

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended		Six month periods ended
	June 30, 2003	July 1, 2002	June 30, 2003	July 1, 2002

Revenues	$6,418	$6,729	$13,223	$14,056
Operating costs and expenses:
Cost of sales	2,278	2,353	4,717	5,003
Restaurant labor	1,478	1,628	3,049	3,360
Other operating costs	1,202	1,307	2,361	2,774
Rent	600	546	1,201	1,056
Total restaurant costs	5,558	5,834	11,328	12,193
General and administrative expenses	691	121	1,359	318
Depreciation and amortization	294	417	614	881
Impairment of assets and restructuring charges	4,413	7,061	4,413	7,061
(Gain) loss on disposal of assets	(2)	—	9	2
Total restaurant and operating costs	10,954	13,433	17,723	20,455
Loss from operations	(4,536)	(6,704)	(4,500)	(6,399)
Interest expense, net	22	1,151	52	2,037
Other income	(51)	(50)	(102)	(100)
Loss from continuing operations before income taxes	(4,507)	(7,805)	(4,450)	(8,336)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(4,507)	(7,805)	(4,450)	(8,336)
Discontinued operations:
Income from operations	—	1,381	—	951
Income (loss) on sale	13	(3,681)	13	(3,681)
Income (loss) from discontinued operations	13	(2,300)	13	(2,730)
Net loss	$(4,494)	$(10,105)	$(4,437)	$(11,066)
Preferred dividends	232	225	464	447
Net loss applicable to common shares	$(4,726)	$(10,330)	$(4,901)	$(11,513)

Net income (loss) per common share - basic and diluted:
Continuing operations	$(2.38)	$(4.06)	$(2.47)	$(4.44)
Discontinued operations	.01	(1.16)	.01	(1.38)
	$(2.37)	$(5.22)	$(2.46)	$(5.82)

Weighted-average shares outstanding	1,993	1,979	1,991	1,978

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six month periods ended
	June 30, 2003	July 1, 2002
Cash flows from operating activities:
Net loss	$(4,437)	$(11,066)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	614	2,928
Loss on disposal of assets	9	2
Loss provision for impairment of assets and restructuring charges	4,399	7,061
Provision for estimated loss on disposal	—	3,681
Common stock issued in lieu of compensation	18	70
Amortization of debt issuance costs, included in interest expense	—	273
Changes in working capital:
Decrease in accounts receivable	22	82
Decrease in inventories	34	169
Decrease (increase) in prepaid expenses and other current assets	266	(242)
Decrease in assets held for disposal	—	37
Decrease in other non-current assets	8	26
(Decrease) increase in accounts payable	(519)	56
(Decrease) increase in accrued liabilities	(628)	161
Decrease in liabilities of discontinued operations	(170)	(2,639)
(Decrease) increase in other non-current obligations (excluding current portion)	(116)	598
Cash (used in) provided by operating activities	(500)	1,197
Cash flows used in investing activities:
Expenditures for equipment and improvements	(27)	(121)
Cash used in investing activities	(27)	(121)
Cash flows used in financing activities:
Debt issuance costs	—	(400)
Net payments under revolving credit agreement	—	(200)
Preferred dividends	(464)	—
Payments of long-term debt	(501)	(400)
Reduction of obligations under capital leases	(15)	(120)
Cash used in financing activities	(980)	(1,120)
Decrease in cash	(1,507)	(44)
Cash and cash equivalents, beginning of period	7,651	260
Cash and cash equivalents, end of period	$6,144	$216

The accompanying notes are an integral part of these consolidated financial statements

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

(Unaudited)

(1)           BASIS OF PRESENTATION

The accompanying consolidated financial statements of Angelo and Maxie’s, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended June 30, 2003 and July 1, 2002, and the six month periods ended June 30, 2003 and July 1, 2002, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

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

(2)           SALE OF CHART HOUSE BUSINESS

In May 2002, the Board of Directors of the Company authorized the sale of the 38 Chart House restaurants and 1 Peohe’s restaurant (the “Chart House Business”).  The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities then outstanding.  The Company used a portion of the proceeds to repay all amounts outstanding on its senior, secured debt and a subordinated note owed to a related party.  See Note 4 “Debt.”  The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords’ consent to assign certain leases to the Purchaser.  In the quarterly period ended June 30, 2003, the Company further adjusted its liabilities associated with the sale resulting in a $13,000 gain.  At June 30, 2003, the Purchaser had not yet paid approximately $0.2 million of the purchase price provided for in the asset purchase agreement.  The Company has taken legal action to collect these funds.  See “Part II, Item 1. Legal Proceedings.”

Through July 29, 2002, the Company owned the Chart House Business which consisted of 38 Chart House and one Peohe’s restaurants, the operations of which have been reported as discontinued.   Condensed financial information for the results of operations for the discontinued operations is as follows (in thousands):

	Quarterly period ended July 1, 2002	Six month period ended July 1, 2002

Revenues	$31,318	$59,183
Total restaurant costs	27,127	51,798
General and administrative expenses	2,008	4,387
Depreciation and amortization	802	2,047
Income from discontinued operations	$1,381	$951

(3)           IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“SFAS 142”), which requires, among other things, that effective January 1, 2002, goodwill and certain other intangible assets resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review.  In connection with the transitional goodwill and certain other intangible assets impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill and certain other intangible assets were impaired as of the date of adoption.  To accomplish this evaluation, the Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and certain other intangible assets, to those reporting units as of the date of adoption.  During the second quarters of 2002 and 2003, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value.  In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.   Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie’s was impaired by $5.4 million and $4.3 million at the end the second quarters of 2002 and 2003, respectively.  The Company also recorded a $1.7 million charge during the second quarter of 2002 for severance expenses incurred due to the corporate work force reduction associated with the sale of the Chart House Business.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs from Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time of commitment to a formal shutdown plan.  The adoption of FAS 146 is effective for all exit or disposal activities initiated subsequent to December 31, 2002.  The Company has adopted FAS 146 as of January 1, 2003 with no material impact.

On June 30, 2003 the Company’s lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs.  In connection therewith, the Company recorded a $0.1 million charge during the second quarter of 2003 resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at the vacated facility.

(4)           DEBT

During the second quarter of 2003, the Company prepaid, without penalty, two notes aggregating to $0.5 million that were held by one of its landlords. The notes originally were in the aggregate amount of $0.7 million, amortized over seven year terms, bore interest at 9.0%, and were payable in monthly installments.  The Company made scheduled principal payments on these notes totaling $23,000 (prior to repayment) and $21,000 during the second quarterly periods of 2003 and 2002, respectively, and $46,000 (prior to repayment) and $42,000 during the six month periods ended June 30, 2003 and July 1, 2002, respectively.  Interest expense and cash paid for interest related to these notes amounted to $7,000 and $13,000 for the second quarters of 2003 and 2002, respectively, and $18,000 and $26,000 for the six months periods ended June 30, 2003 and July 1, 2002, respectively.

During the quarterly and six month periods ended July 1, 2002, the Company had a Revolving Credit and Term Loan Agreement (“Credit Agreement”) with a group of three banks.  At July 1, 2002, the Company had $24.6 million outstanding under the Credit Agreement, which accrued interest at the prime rate, plus 2.75% (7.5% at July 1, 2002).  The balance outstanding under the Credit Agreement included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. (“EGI-Fund (01)”), a related party, which accrued interest at LIBOR plus 14.0% (15.84% at July 1, 2002) due to the subordinate nature of the related party’s participation in the Credit Agreement.  Interest expense and cash paid for interest related to the Credit Agreement totaled $0.9 million and $1.6 million, respectively, for the second quarter of 2002.  Interest expense and cash paid for interest related to the Credit Agreement totaled $1.4 million and $1.6 million, respectively, for the six month period ended July 1, 2002.  On August 1, 2002, all outstanding amounts under the Credit Agreement were paid in full with net proceeds from the sale of the Chart House Business.

During the quarterly and six month periods ended July 1, 2002, the Company had a $5.0 million note owed to EGI-Fund (01), which accrued interest at the applicable Eurodollar rate plus 16.0%, which was 17.84% at July 1, 2002.  Interest expense related to this note totaled $0.3 million and $0.6 million for the quarterly and six month periods ended July 1, 2002, respectively; no cash payments were made for interest related to this note during the periods.  On August 1, 2002, the note owed to EGI-Fund (01) was paid in full with net proceeds from the sale of the Chart House Business.

(5)           STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“FAS 148”).  This Statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures regarding the accounting for stock-based employee compensation in both annual and interim financial statements.  The Company has previously adopted this Standard.

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

	Quarterly periods ended		Six month periods ended
	June 30, 2003	July 1, 2002	June 30, 2003	July 1, 2002
Net loss applicable to common shares:
As reported	$(4,726)	$(10,330)	$(4,901)	$(11,513)
Pro forma	(4,726)	(10,338)	(4,901)	(11,589)
Net loss per common shares - Basic and diluted
As reported	$(2.37)	$(5.22)	$(2.46)	$(5.82)
Pro forma	(2.37)	(5.22)	(2.46)	(5.86)

(6)           RELATED PARTY TRANSACTIONS

Payments to related parties for rent at one restaurant approximated $0.1 million in both the second quarters of 2003 and 2002, and approximated $0.2 million in both the six month periods ended June 30, 2003 and July 1, 2002.

During 2001 and 2002, the Company was party to a marketing agreement with iDine Rewards Network, Inc. (“iDine”), a related party and owner of the iDine frequent diner program.  In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company’s restaurants as preferred dining choices.  iDine provided web and print promotional services that were designed to create incentives for members to dine at the Company’s restaurants, especially during the Company’s restaurants’ non-peak days.  The Company received from iDine $1.0 million in the three month period ended April 1, 2002.  Pursuant to the agreement, the Company paid $1.2 million and $2.5 million during the quarterly and six month periods ended July 1, 2002, respectively, to iDine for its marketing services during those periods and for advances, including those received in the second half of 2001.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  See Note 2 “Sale of Chart House Business.”  The Company has no further obligations under this agreement.

The Company has entered into a loaned employee agreement with iDine, which provides for, among other things, that the Company’s President and Chief Executive Officer provide advisory services to iDine’s Executive Management Team for up to sixteen hours per week, in exchange for a fixed amount to be paid to the Company.  The original agreement commenced May 19, 2003 and expired June 30, 2003.  Subsequently, the agreement has been amended by the Company and iDine to extend the termination date from June 30, 2003 to August 8, 2003.  See Note 8 “Subsequent Events.”  During the quarterly period ended June 30, 2003 the Company recognized $13,000 of service revenues in connection with this agreement.  The $13,000 of service revenues due to the Company was outstanding as of June 30, 2003.

On June 26, 2003, the Company entered into an operating lease for office space with a related party.  This agreement provides for, among other things, that the landlord provide office space for the Company’s six corporate employees and certain office services for $4,000 per month.  This agreement is terminable by either party with a thirty day notice.  The Company made no payments pursuant to this agreement in the quarter ended June 30, 2003.

The relationships stem from one or more Company stockholders and/or members of the Company’s Board of Directors maintaining ownership interest in and influential management positions at or with these organizations.

(7)           COMMITMENTS AND CONTINGENCIES

The Company periodically is a defendant in litigation incidental to its business activities.  While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million at June 30, 2003.  Such funds are presented on the consolidated balance sheets as restricted cash, a non-current asset.

(8)           SUBSEQUENT EVENTS

On August 6, 2003, the Company's Board of Directors approved the sale of three of the Company's five Angelo and Maxie's Steakhouses.  The transaction is subject to the completion of definitive agreements and is expected to close in January 2004.

The Company’s Board of Directors has approved a recommendation from its President and Chief Executive Officer to further reduce his time commitment to the Company.  In connection therewith, the Company’s loaned employee agreement with iDine Rewards Network, Inc. (“iDine”) has been terminated.  See Note 6 “Related Party Transaction.”  The President and Chief Executive Officer has entered into an employment agreement with iDine for a senior management position at iDine commencing August 11, 2003.    This employment agreement provides for, among other things, the President and Chief Executive Officer’s continued involvement with the Company.

(9)           NEW ACCOUNTING PRONOUNCEMENTS

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company currently has no contractual relationships or other business relationships with a variable interest entity and therefore the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows for the current periods presented.

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted this Standard on July 1, 2003, with no material impact.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company consummated the sale of the Chart House Business, comprised of 39 of its then-existing 45 restaurants, as of July 30, 2002.  The operations of these restaurants have been presented as discontinued operations for the second quarter and six month period ended June 30, 2002, in accordance with FAS 144.  The sale was completed for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company used a portion of the net proceeds from the sale to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party.

The Company continues to operate five Angelo and Maxie’s Steakhouses, which are full-service steakhouse restaurants located in New York, Washington DC, Virginia, and Florida.  The Company operated the following number of restaurants at the following period ends:

	Angelo and Maxie’s Steakhouses	Discontinued operations	Total
Second quarter 2003	5	—	5
Second quarter 2002	6	39	45

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

RESULTS OF OPERATIONS

The following table presents the results of operations for each of the quarterly and six month periods ended June 30, 2003 and July 1, 2002.  Continuing operations relate to the operations of the Company’s Angelo and Maxie’s Steakhouses.  The operations of the Chart House Business are presented as discontinued.

	Quarterly periods ended				Six month periods ended
(Unaudited, dollars in thousands)	June 30, 2003		July 1, 2002		June 30, 2003		July 1, 2002
	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$6,418	100.0	$6,729	100.0	$13,223	100.0	$14,056	100.0

Operating costs and expenses:
Cost of sales	2,278	35.5	2,353	35.0	4,717	35.7	5,003	35.6
Restaurant labor	1,478	23.0	1,628	24.2	3,049	23.1	3,360	23.9
Other operating costs	1,202	18.7	1,307	19.4	2,361	17.9	2,774	19.7
Rent	600	9.3	546	8.1	1,201	9.1	1,056	7.5
Total restaurant costs	5,558	86.6	5,834	86.7	11,328	85.7	12,193	86.7
Restaurant operating income (before depreciation and amortization)	860	13.4	895	13.3	1,895	14.3	1,863	13.3
General and administrative expenses	691	10.8	121	1.8	1,359	10.3	318	2.3
Depreciation and amortization	294	4.6	417	6.2	614	4.6	881	6.3
Impairment of assets and restructuring charges	4,413	68.8	7,061	104.9	4,413	33.4	7,061	50.2
(Gain) loss on sales of assets	(2)	(0.0)	—	—	9	0.1	2	—
Total restaurant and operating costs	10,954	170.7	13,433	199.6	17,723	134.0	20,455	145.5
Loss from operations	(4,536)	(70.7)	(6,704)	(99.6)	(4,500)	(34.0)	(6,399)	(45.5)
Interest expense, net	22	0.3	1,151	17.1	52	0.4	2,037	14.5
Other income	(51)	(0.8)	(50)	(0.7)	(102)	(0.8)	(100)	(0.7)
Loss from continuing operations before income taxes	(4,507)	(70.2)	(7,805)	(116.0)	(4,450)	(33.6)	(8,336)	(59.3)
Provision for income taxes	—	—	—	—	—	—	—	—
Loss from continuing operations	(4,507)	(70.2)	(7,805)	(116.0)	(4,450)	(33.6)	(8,336)	(59.3)

Discontinued operations:
Income from operations	—	—	1,381	20.5	—	—	951	6.8
Income (loss) on sale	13	0.2	(3,681)	(54.7)	13	0.1	(3,681)	(26.2)
Income (loss) from discontinued operations	13	0.2	(2,300)	(34.2)	13	0.1	(2,730)	(19.4)
Net loss	$(4,494)	(70.0)	$(10,105)	(150.2)	$(4,437)	(33.5)	$(11,066)	(78.7)
Preferred stock dividends	232	3.6	225	3.3	464	3.5	447	3.2
Net loss applicable to common shares	$(4,726)	(73.6)	$(10,330)	(153.5)	$(4,901)	(37.0)	$(11,513)	(81.9)

Angelo and Maxie’s revenues are derived primarily from food and beverage sales.  Revenues decreased $0.3 million, or 4.6%, to $6.4 million in the second quarter of 2003, compared to $6.7 million in the second quarter of 2002.  The decrease in revenues is due to the Company’s exit from one restaurant during the fourth quarter of 2002.  Comparable sales for the second quarter 2003 increased 1.8%.

Revenues decreased $0.9 million, or 5.9%, to $13.2 million for the six months ended June 30, 2003, compared to $14.1 million for the six months ended July 1, 2002.  The decrease in revenues is due to the Company’s exit from one restaurant during the fourth quarter of 2002.  Comparable sales for the six month period increased 0.3%.

Cost of sales is composed of the cost of food and beverages.  Cost of sales as a percentage of revenues increased by 0.5 percentage points to 35.5% in the second quarter of 2003, compared with 35.0% in the second quarter of 2002.  This increase was primarily the result of cost increases to certain beverage products coupled with the discounting of food items during happy hours at several of the Company’s locations.  For the six months ended June 30, 2003, cost of sales as a percentage of revenues increased 0.1 percentage points to 35.7%, compared with 35.6% for the six months ended July 1, 2002, driven primarily by the same factors that impacted the quarterly results.

Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items.  Restaurant labor as a percentage of revenues decreased by 1.2 percentage points to 23.0% in the second quarter of 2003, compared with 24.2% in the second quarter of 2002.  This improvement was primarily the result of the elimination of an underperforming restaurant in December 2002 that incurred higher labor costs than the Company’s other restaurants coupled with productivity improvements at all of the remaining restaurant locations.  For the six months ended June 30, 2003 restaurant labor as a percentage of revenues decreased 0.8 percentage points to 23.1%, compared with 23.9% for the six months ended July 1, 2002, primarily due to the elimination of an underperforming restaurant in December 2002 that incurred higher labor costs than the Company’s other restaurants coupled with productivity improvements at a majority of the remaining restaurant locations.

Other operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues.  Other operating costs as a percentage of restaurant revenues decreased by 0.7 percentage points to 18.7% in the second quarter of 2003, compared with 19.4% in the second quarter of 2002, primarily as a result of lower marketing costs. For the six months ended June 30, 2003, other operating costs as a percentage of revenues decreased 1.8 percentage points to 17.9%, compared with 19.7% for the six months ended July 1, 2002, driven primarily by the same factors that impacted the quarterly results.

Rent includes both fixed and variable portions of rent.  Rent as a percentage of revenues increased by 1.2 percentage points to 9.3% in the second quarter of 2003, compared with 8.1% in the second quarter of 2002, primarily as a result of rent relief in the 2002 quarter related to an underperforming restaurant that was subsequently closed.   The Company did not incur variable rent costs for any of its locations in either period.  For the six months ended June 30, 2003, rent as a percentage of revenues increased 1.6 percentage points to 9.1%, compared with 7.5% for the six months ended July 1, 2002, primarily due to the same factors that impacted the quarterly results.

General and administrative expenses are composed of expenses associated with corporate and administrative functions that support restaurant operations, including management and staff salaries, employee benefits, travel, legal and professional fees, technology, and market research.  General and administrative expenses increased $0.6 million to $0.7 million in the second quarter of 2003, compared to $0.1 million in the second quarter of 2002.  The increase in the quarterly periods is the result of the fixed general overhead costs being allocated entirely to five operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations.  For the six months ended June 30, 2003, general and administrative expenses increased $1.0 million to $1.4 million for the six months ended June 30, 2003. The increase in the year-to-date costs are primarily due to the same factors that impacted the quarterly results.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of leasehold improvements at both the restaurants and corporate locations.  Depreciation and amortization decreased $0.1 million to $0.3 million in the second quarter of 2003, compared to $0.4 million in the second quarter of 2002 primarily due to an impairment charge that was realized in the third quarter of 2002 related to corporate leasehold improvements, resulting in lower amortization expense in the current period compared with the prior period.  For the six months ended June 30, 2003, depreciation and amortization expenses decreased $0.2 million to $0.6 million for the six months ended June 30, 2003. The decrease in the year-to-date results are primarily due to the prior period amount including the final amortization of a non-compete agreement related to a prior owner of the original Angelo and Maxie’s Steakhouse.  In addition, an impairment charge was recognized in the third quarter of 2002 related to corporate leasehold improvements, resulting in lower amortization expense in the current period compared with the prior period.

During the second quarter 2003, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value.  In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.   Such evaluation indicated that the recorded value of the Angelo and Maxie’s trade name was impaired by $4.3 million at the end the second quarter 2003.  In addition, on June 30, 2003 the Company’s lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs.  In connection therewith, the Company recorded a $0.1 million restructuring charge during the second quarter of 2003 resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at the vacated facility.

Interest expense, net, decreased $1.2 million to $22,000 in the second quarter of 2003, compared to $1.2 million in the second quarter of 2002.  Interest expense, net decreased $1.9 to $0.1 million in the six months ended June 30, 2003, compared to $2.0 in the six months ended July 1, 2002.  The Company paid all outstanding bank and related party debt balances in full with the proceeds from the sale of the Chart House Business in the third quarter of 2002.  The current quarter interest expense relates to an outstanding landlord note, offset by interest income earned on the Company’s cash invested in overnight investment instruments.  In addition, the Company recognizes non-cash interest expense related to a capital lease.

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company accrued dividends on the Series A Preferred Stock aggregating $0.2 million during each of the second quarters of 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

	Six month periods ended
(Unaudited, dollars in thousands)	June 30, 2003	July 1, 2002
Net cash (used in) provided by operating activities	$(500)	$1,197
Expenditures for equipment and improvements	(27)	(121)
Cash used in financing activities	(980)	(1,120)
Net decrease in cash	$(1,507)	$(44)

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

Net cash used in operating activities was $0.5 million in the first six months of 2003, compared to net cash provided by operating activities of $1.2 million in the first six months of 2002.  In 2003, net cash used in operating activities includes an aggregate $1.2 million related to payment of 2002 bonuses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.  In 2002, operating cash flow from the Chart House Business contributed to the positive net cash results.  In connection with an agreement with iDine Rewards Network, Inc. (“iDine”), the Company received $1.0 million in the six month period of 2002 for marketing activities and the advance sale of food and beverage credits.  The Company in turn paid to iDine $2.5 million during the six month period of 2002 related to this agreement including advances received in 2001.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  The Company has no further obligations under this agreement.

Net cash used in investing activities in the six months of 2003 included capital expenditures of $27,000.  Net cash used in investing activities in the first six months of 2002 included capital expenditures of $121,000 for the replacement of restaurant equipment and leasehold improvements resulting from normal wear and tear.

Net cash used in financing activities was $1.0 million in the first six months of 2003, including $0.5 million used to settle the payment of both scheduled payments and the early retirement and payoff of the landlord notes.  There were no pre-payment fees or penalties associated with the early retirement of this debt obligation.

The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share.  Dividends are payable semiannually on June 1 and December 1.  Dividends paid through June 1, 2002 were in the form of additional shares of Series A Preferred Stock, in part, because the Company’s Credit Agreement prohibited the payment of cash dividends.  Subsequent to the retirement of amounts owing under the Credit Agreement, the Company began paying these dividends in cash.  The Company paid in June 2003 its scheduled dividend of $0.5 million in cash.  The Company expects to satisfy future dividend obligations in cash.

Net cash used in financing activities was $1.1 million in the first six months of 2002, primarily related to repayments under the Company’s Credit Agreement.

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

Valuation of Exit Costs and Restructure Reserves.  On an as-needed basis and subject to approval of the Company’s Board of Directors, the Company establishes reserves for unusual and non-recurring items associated with the activities of exiting restaurant locations and reorganizing support staff to address changes in the Company’s operations.  This requires that management make estimates for cash inflows and outflows based on judgment, market conditions, advice from counsel and consultants, and historical experience.  These estimates include, but are not limited to, future payments of rents, severance, legal and consulting costs, consideration for contract modifications, and proceeds from the sale of disposed assets.  Because of factors beyond management’s control, actual results may be different from the estimates, which may cause the Company to record adjustments in future periods.  In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs from Exit or Disposal Activities” (“FAS 146”).  FAS 146 requires, among other things, that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time of commitment to a formal shutdown plan.  The Company adopted this Standard as of January 1, 2003 with no material impact.

Impairment of Assets.  On January 1, 2002, the Company adopted FAS 142, which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review.  On an ongoing basis, the Company reviews its carrying value of restaurant assets and compares them with fair market value.  In determining the fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company’s historical and projected operating performance.   If management determines that the fair market value of its assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

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

In December 2002, the Financial Accounting Standards Board issued Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123” (“FAS 148”). This Statement amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, FAS 148 amends the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) to require prominent disclosures regarding accounting for stock-based employee compensation in both annual and interim financial statements.  Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in Note 5 to the consolidated financial statements in Part I, Item 1.  The Company has previously adopted this Standard.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined therein. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company currently has no contractual relationships or other business relationships with a variable entity and therefore the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows for the quarterly period ended June 30, 2003.

In May 2003, the Financial Accounting Standards Board issued Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The Company adopted this Standard on July 1, 2003, with no material impact.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of June 30, 2003, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

3.2           Amended and Restated Bylaws of the Company. (1)

3.3           Certificate of Designations of the Series A Preferred Stock. (3)

4.1           Specimen Common Stock Certificate. (2)

4.2           Specimen Series A Preferred Stock Certificate. (3)

31.1         Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2         Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1         Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated August 27, 1987, or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795).

(2)   Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated July 20, 1989, or amendment thereto dated August 25, 1989 (Registration No. 33-30089).

(3)   Filed as an exhibit to the Company’s Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 333-57674).

(4)   Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended July 1, 2002, dated August 15, 2002.

(b)

Reports on Form 8-K.  The Company filed a report on Form 8-K on May 8, 2003.  The Company reported it had issued a press release entitled “Angelo and Maxie’s Reports First Quarter Results, Announces Series A Preferred Stock Dividend and Provides Strategic Alternatives Review Update” and furnished this information under Item 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE’S, INC.

Date: August 13, 2003	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2003	By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Vice President and Chief Financial Officer
(principal financial and accounting officer)