Form 10-Q
period 2003-09-29
ANGELO & MAXIES INC
filed 2003-11-13
CIK 820757

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2003:

Common Stock ($.01 par value) 1,998,295

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 29, 2003	December 30, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,730	$7,651
Accounts receivable, net	590	541
Inventories	365	416
Prepaid expenses and other current assets	492	974
Total current assets	7,177	9,582
Equipment and improvements (held for sale)[1]:
Equipment	3,830	3,708
Leasehold interests and improvements	8,422	12,554
	12,252	16,262
Less: Accumulated depreciation and amortization	3,326	2,934
Equipment and improvements, net	8,926	13,328
Other non-current assets:
Restricted cash	2,627	2,702
Leased property under capital leases, net	1,092	1,136
Intangibles, net (held for sale)[1]	3,670	4,278
Other non-current assets	497	542
Total other non-current assets	7,886	8,658
Total assets	23,989	31,568

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	30	124
Accounts payable	1,366	1,679
Accrued liabilities	3,473	4,322
Deferred gain	967	—
Liabilities of discontinued operations	—	170
Total current liabilities	5,836	6,295
Non-current liabilities (excluding current portion):
Deferred gain	—	967
Long-term portion of landlord note	—	407
Long-term portion of capital lease obligation	1,855	1,877
Other long-term obligations	705	921
Total non-current liabilities (excluding current portion)	2,560	4,172

Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at September 29, 2003 and December 30, 2002	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 1,998,295 and 1,987,733 shares issued and outstanding at September 29, 2003 and December 30, 2002, respectively	20	20
Additional paid-in capital	65,442	65,416
Retained deficit	(54,004)	(48,470)
Total stockholders’ equity	15,593	21,101
Total liabilities and stockholders’ equity	$23,989	$31,568

The accompanying notes are an integral part of these consolidated financial statements.

(1) See Note 2 "Sale of the Angelo and Maxie's Brand and Related Operating Assets".

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended		Nine month periods ended
	September 29, 2003	September 30, 2002	September 29, 2003	September 30, 2002

Revenues	$5,722	$5,634	$18,945	$19,690
Operating costs and expenses:
Cost of sales	2,080	2,041	6,797	7,044
Restaurant labor	1,429	1,442	4,478	4,802
Other operating costs	1,117	1,077	3,478	3,851
Rent	601	585	1,802	1,763
Total restaurant costs	5,227	5,145	16,555	17,460
General and administrative expenses	568	597	1,927	915
Depreciation and amortization	149	278	763	1,037
Impairment of assets and restructuring charges	15	497	4,428	7,558
(Gain) loss on disposal of assets	(15)	—	(6)	2
Total restaurant and operating costs	5,944	6,517	23,667	26,972
Loss from operations	(222)	(883)	(4,722)	(7,282)
Interest expense, net	30	580	82	2,617
Other income	(51)	(51)	(153)	(151)
Loss from continuing operations before income taxes	(201)	(1,412)	(4,651)	(9,748)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(201)	(1,412)	(4,651)	(9,748)
Discontinued operations:
Income (loss) from operations	—	(805)	—	146
Income (loss) on sale	(201)	1,248	(188)	(2,433)
Income (loss) from discontinued operations	(201)	443	(188)	(2,287)
Net loss	$(402)	$(969)	$(4,839)	$(12,035)
Preferred dividends	232	234	696	681
Net loss applicable to common shares	$(634)	$(1,203)	$(5,535)	$(12,716)
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.22)	$(0.83)	$(2.68)	$(5.27)
Discontinued operations	(0.10)	0.22	(0.10)	(1.15)
	$(0.32)	$(0.61)	$(2.78)	$(6.42)

Weighted-average shares outstanding	1,996	1,982	1,993	1,980

The accompanying notes are an integral part of these consolidated financial statements.

 ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine month periods ended
	September 29, 2003	September 30, 2002
Cash flows from operating activities:
Net loss	$(4,839)	$(12,035)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	763	3,238
(Gain) loss on disposal of assets	(6)	2
Loss provision for impairment of assets and restructuring charges	4,399	5,575
Provision for estimated loss on disposal	—	2,433
Common stock issued in lieu of compensation	27	79
Amortization of debt issuance costs, included in interest expense	—	443
Changes in working capital:
Decrease (increase) in accounts receivable	(49)	2,372
Decrease in inventories	51	227
Decrease (increase) in prepaid expenses and other current assets	482	(404)
Decrease (increase) in other non-current assets	8	(501)
Decrease in accounts payable	(313)	(7,552)
Decrease in accrued liabilities	(1,081)	(1,286)
Increase (decrease) in liabilities of discontinued operations	(170)	1,455
Increase (decrease) in other non-current obligations (excluding current portion)	(216)	442
Cash used in operating activities	(944)	(5,512)
Cash flows from investing activities:
Proceeds from sale of Chart House Business, net of transaction costs	—	50,001
Proceeds from sale of other assets	15	—
Cash in escrow	—	(2,000)
Expenditures for equipment and improvements	(80)	(913)
Cash provided by (used in) investing activities	(65)	47,088
Cash flows from financing activities:
Debt issuance costs	—	(400)
Decrease (increase) in restricted cash for letters of credit	75	(2,748)
Net payments under revolving credit agreement	—	(14,395)
Preferred dividends	(464)	—
Payments of long-term debt	(501)	(10,883)
Payments from borrowings from related parties	—	(5,000)
Payments on acquisition indebtedness	—	(125)
Reduction of obligations under capital leases	(22)	(162)
Cash used in financing activities	(912)	(33,713)
(Decrease) increase in cash	(1,921)	7,863
Cash and cash equivalents, beginning of period	7,651	260
Cash and cash equivalents, end of period	$5,730	$8,123

The accompanying notes are an integral part of these consolidated financial statements

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2003

(Unaudited)

(1)                                 BASIS OF PRESENTATION

The accompanying consolidated financial statements of Angelo and Maxie’s, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended September 29, 2003 and September 30, 2002, and the nine month periods ended September 29, 2003 and September 30, 2002, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

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

(2)                                 SALE OF THE ANGELO AND MAXIE’S BRAND AND RELATED OPERATING ASSETS

In August 2003, the Board of Directors approved the sale of three of the Company's five steakhouses which are located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C.  The purchaser, McCormick and Schmick Restaurant Corp. ("M&S"), intends to convert all three steakhouses to another restaurant concept. On October 31, 2003, the Company entered into a definitive agreement to sell the three steakhouses to M&S for $5.35 million in cash, subject to certain adjustments for current assets and liabilities.  See Note 9 “Subsequent Events”.  The transaction, which is expected to close in January 2004, is subject to satisfaction of certain conditions.  No assurances can be given that the sale will be consummated.

In September 2003, the Board of Directors approved a proposal to sell the Company's remaining two steakhouses which are the flagship location on Park Avenue in New York City and its steakhouse in West Palm Beach, Florida, and certain Angelo and Maxie's intellectual property.  No assurances can be provided as to whether or when a transaction will be consummated.

In connection with the two proposed sales of the Company’s five steakhouses and related intellectual property, the assets of the Angelo and Maxie’s restaurants are considered to be held for sale as of September 29, 2003 in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  However, the assets of the Angelo and Maxie’s restaurants are not presented as held for sale on the Consolidated Balance Sheet as of September 29, 2003 and the operations of the restaurants are not presented as discontinued on the Statements of Operations for the quarterly and nine month periods ended September 29, 2003 because the Company believes such a presentation would not be meaningful to the reader.

(3)                                 SALE OF THE CHART HOUSE BUSINESS

In May 2002, the Board of Directors of the Company authorized the sale of the 38 Chart House restaurants and 1 Peohe’s restaurant (the “Chart House Business”).  The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities then outstanding.  The Company used a portion of the proceeds to repay all amounts outstanding on its senior, secured debt and a subordinated note owed to a related party.  See Note 5 “Debt”.  The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords’ consent to assign certain leases to the purchaser.  In the quarterly period ended September 29, 2003, the Company further adjusted its liabilities associated with the sale resulting in a $0.2 million loss for the quarterly and nine month periods ended September 29, 2003.  At September 29, 2003, the purchaser had not yet paid approximately $0.2 million of the purchase price provided for in the asset purchase agreement.  The Company has taken legal action to collect these funds.  See “Part II, Item 1. Legal Proceedings.”

Through July 29, 2002, the Company owned the Chart House Business which consisted of 38 Chart House and one Peohe’s restaurants, the operations of which have been reported as discontinued.  Condensed financial information for the results of operations for the discontinued operations is as follows (in thousands):

	Quarterly period ended September 30, 2002	Nine month period ended September 30, 2002

Revenues	$9,676	$68,859
Total restaurant costs	9,941	61,739
General and administrative expenses	326	4,713
Depreciation and amortization	154	2,201
Interest expense, related to capital lease	60	60
Income (loss) from discontinued operations	$(805)	$146

(4)                                 IMPAIRMENT OF ASSETS AND RESTRUCTURING CHARGES

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Accounting for Goodwill and Other Intangible Assets” (“FAS 142”), which requires, among other things, that effective January 1, 2002, goodwill and certain other intangible assets resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review.  In connection with the transitional goodwill and certain other intangible assets impairment evaluation, FAS 142 required the Company to perform an assessment of whether there was an indication that goodwill and certain other intangible assets were impaired as of the date of adoption.  To accomplish this evaluation, the Company determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and certain other intangible assets, to those reporting units as of the date of adoption.  During the second quarters of 2002 and 2003, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value.  In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.  Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie’s was impaired by $5.4 million and $0.7 million at the end of the second quarters of 2002 and 2003, respectively, and that the recorded value of the restaurant leasehold improvements were impaired by $3.6 million at the end of the second quarter of 2003.  Previously, the Company had reported that the goodwill and trade name of Angelo and Maxie's was impaired by $4.3 million at the end of the second quarter of 2003.  During the third quarter of 2003, based on the facts and circumstances from the proposed sales transactions (see Note 2 "Sale of the Angelo and Maxie's Brand and Related Operating Assets"), the Company concluded that the $4.3 million impairment from the second quarter of 2003 should have been allocated between the restaurant leasehold improvements and the goodwill and trade name.  The Consolidated Balance Sheet as of September 29, 2003 has been reclassified to conform to this presentation.  At the end of the third quarter of 2003, the Company concluded that there was no further impairment with respect to the goodwill and trade name and the restaurant operating assets.

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

(5)                                 DEBT

The Company had a Revolving Credit and Term Loan Agreement (“Credit Agreement”) with a group of three banks.  The Company made scheduled principal payments on the term loan portion of the Credit Agreement of $0.4 million and $0.5 million during the second and third quarters of 2002, respectively.  On August 1, 2002, all outstanding amounts, including principal of $24.1 million and accrued interest of $0.2 million, were paid in full with proceeds from the sale of the Chart House Business.  See Note 3 “Sale of the Chart House Business.”  Interest under the Credit Agreement accrued at the prime interest rate, plus 2.75%.  The balance outstanding under the Credit Agreement, prior to retirement, included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. (“EGI-Fund (01)”), a related party, which accrued interest at LIBOR plus 14.0% due to the subordinate nature of the related party’s participation in the Credit Agreement.  Cash paid for interest, net of amounts capitalized, was $1.7 million for the third quarter ended September 30, 2002.  On May 1, 2002, the Credit Agreement was amended to provide for, among other things, an extension of the maturity date to August 30, 2002.  In connection with this amendment, the Company paid fees of $0.4 million, which is included with interest expense in the statement of operations for the nine months ended September 30, 2002.

During the period from November 2000 to January 2001, related parties made available to the Company an aggregate $11.0 million pursuant to unsecured notes.  Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement.  The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13.0 million.  During June 2001, one note was repaid and availability under the second note agreement was reduced to $5.0 million in conjunction with the Company raising equity financing through the issuance of Series A preferred stock.  The remaining note, owed to EGI-Fund (01), accrued interest at the applicable Eurodollar rate plus 16.0% and had a scheduled maturity of March 31, 2005.  A fee of 12.0% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001.  On August 1, 2002, all outstanding amounts were paid in full with proceeds from the sale of the Chart House Business.  See Note 3 “Sale of the Chart House Business” and Note 7 “Related Party Transactions”.

During the second quarter of 2003, the Company prepaid, without penalty, two notes aggregating to $0.5 million that were held by one of its landlords. The notes originally were in the aggregate amount of $0.7 million, amortized over seven year terms, bore interest at 9.0%, and were payable in monthly installments.  The Company made no principal payments on these notes during the third quarter of 2003, and $46,000 (prior to repayment) and $63,000 during the nine month periods ended September 29, 2003 and September 30, 2002, respectively.  Interest expense and cash paid for interest related to these notes was zero and $12,000 for the third quarters of 2003 and 2002, respectively, and $18,000 and $38,000 for the nine month periods ended September 29, 2003 and September 30, 2002, respectively.

(6)                                 STOCK-BASED COMPENSATION

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

	Quarterly periods ended		Nine month periods ended
	September 29, 2003	September 30, 2002	September 29, 2003	September 30, 2002
Net loss applicable to common shares:
As reported	$(634)	$(1,203)	$(5,535)	$(12,716)
Pro forma	(634)	(1,816)	(5,535)	(13,405)
Net loss per common shares - Basic and diluted
As reported	$(0.32)	$(0.61)	$(2.78)	$(6.42)
Pro forma	(0.32)	(0.92)	(2.78)	(6.77)

(7)                                 RELATED PARTY TRANSACTIONS

Payments to related parties for rent at one restaurant approximated $0.1 million in both the third quarters of 2003 and 2002, and approximated $0.3 million in both the nine month periods ended September 29, 2003 and September 30, 2002.  Other payments to related parties totaled $8.0 million in the third quarter of 2002, including payments related to debt repayments of $6.5 million, plus interest of $1.2 million (see Note 5 “Debt”).  The remainder of the other payments to related parties made in the third quarter of 2002 related to consulting fees.

During 2001 and 2002, the Company was party to a marketing agreement with iDine Rewards Network, Inc. (“iDine”), a related party and owner of the iDine frequent diner program.  In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company’s restaurants as preferred dining choices.  iDine provided web and print promotional services that were designed to create incentives for members to dine at the Company’s restaurants, especially during the Company’s restaurants’ non-peak days.  The Company received from iDine $1.0 million in the three month period ended April 1, 2002.  Pursuant to the agreement, the Company paid $0.1 million and $2.6 million during the quarterly and nine month periods ended September 30, 2002, respectively, to iDine for its marketing services during those periods and for advances, including those received in the second half of 2001.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  See Note 3 “Sale of the Chart House Business”.  The Company has no further obligations under this agreement.

In the second quarter of 2003, the Company entered into a loaned employee agreement with iDine, which provided for, among other things, that the Company’s President and Chief Executive Officer provide advisory services to iDine’s Executive Management Team for up to sixteen hours per week, in exchange for a fixed amount to be paid to the Company.  The original agreement commenced May 19, 2003 and expired June 30, 2003.  Subsequently, the agreement was amended by the Company and iDine to, among other things, extend the termination date from June 30, 2003 to August 8, 2003.  During the quarterly period ended September 29, 2003 the Company recognized $19,000 of service revenues in connection with this agreement.  The $19,000 of service revenues for the third quarter of 2003 due to the Company was outstanding as of September 29, 2003.  For the nine month period ended September 29, 2003, the Company recognized $32,000 of service revenues pursuant to this agreement.

On June 26, 2003, the Company entered into an operating lease for office space with a related party.  This agreement provides for, among other things, that the landlord provide office space for the Company’s six corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments of $5,000 pursuant to this agreement in the quarterly and nine month periods ended September 29, 2003.

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

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.6 million at September 29, 2003.  Such funds are presented on the consolidated balance sheets as restricted cash, a non-current asset.

The Company is contingently liable, in certain circumstances, for lease obligations of 23 properties subleased or assigned to third parties in the event of a default by the third party.  In connection with the sale of the Chart House Business, the Company received the guarantee of the ultimate parent of the purchaser with respect to 22 of these properties.

(9)                                 SUBSEQUENT EVENTS

On October 31, 2003, the Company entered into a definitive agreement to sell the three steakhouses to M&S for $5.35 million in cash, subject to certain adjustments for current assets and liabilities.  See Note 2 “Sale of the Angelo and Maxie's Brand and Related Operating Assets”.  The transaction, which is expected to close in January 2004, is subject to satisfaction of certain conditions.  No assurances can be given that the sale will be consummated.

The Company declared a dividend on each share of the Company’s Series A Preferred Stock outstanding on November 14, 2003.  Holders of record on that date will receive a cash dividend of $0.1125 per share on December 1, 2003.

(10)                          NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

The Company consummated the sale of the Chart House Business, comprised of 39 of its then-existing 45 restaurants, as of July 30, 2002.  The operations of these restaurants have been presented as discontinued operations for the third quarter and nine month periods ended September 30, 2002, in accordance with FAS 144.  The sale was completed for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company used a portion of the net proceeds from the sale to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party.

The Company continues to operate five Angelo and Maxie’s Steakhouses, which are full-service steakhouse restaurants located in New York, Washington D.C., Virginia, and Florida.  The Company operated the following number of restaurants at the following period ends:

	Angelo and Maxie’s Steakhouses	Discontinued operations	Total
Third quarter 2003	5	—	5
Third quarter 2002	6	—	6

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

In August 2003, the Board of Directors approved the sale of three of the Company's five steakhouses which are located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C.  The purchaser, McCormick and Schmick Restaurant Corp. ("M&S"), intends to convert all three steakhouses to another restaurant concept.  On October 31, 2003, the Company entered into a definitive agreement to sell the three steakhouses to M&S for $5.35 million in cash, subject to certain adjustments for current assets and liabilities.  The transaction, which is expected to close in January 2004, is subject to satisfaction of certain conditions.  No assurances can be given that the sale will be consummated.

In September 2003, the Board of Directors approved a proposal to sell the Company's remaining two steakhouses which are the flagship location on Park Avenue in New York City and its steakhouse in West Palm Beach, Florida, and certain Angelo and Maxie's intellectual property.  No assurances can be provided as to whether or when a transaction will be consummated.

RESULTS OF OPERATIONS

The following table presents the results of operations for each of the quarterly and nine month periods ended September 29, 2003 and September 30, 2002.  Continuing operations relate to the operations of the Company’s Angelo and Maxie’s Steakhouses.  The operations of the Chart House Business are presented as discontinued.  In connection with the proposed sale of the Company’s Angelo and Maxie’s Steakhouses and related intellectual property, the assets of the Angelo and Maxie’s restaurants are considered to be held for sale as of September 29, 2003 in accordance with FAS 144.  However, the operations of the Angelo and Maxie’s restaurants are not presented as discontinued for the quarterly and nine month periods ended September 29, 2003 because the Company believes such a presentation would not be meaningful to the reader.

	Quarterly periods ended				Nine month periods ended
(Unaudited, dollars in	September 29, 2003		September 30, 2002		September 29, 2003		September 30, 2002
thousands)	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$5,722	100.0	$5,634	100.0	$18,945	100.0	$19,690	100.0

Operating costs and expenses:
Cost of sales	2,080	36.4	2,041	36.2	6,797	35.9	7,044	35.8
Restaurant labor	1,429	25.0	1,442	25.6	4,478	23.6	4,802	24.4
Other operating costs	1,117	19.5	1,077	19.1	3,478	18.4	3,851	19.6
Rent	601	10.5	585	10.4	1,802	9.5	1,763	9.0
Total restaurant costs	5,227	91.3	5,145	91.3	16,555	87.4	17,460	88.7
Restaurant operating income (before depreciation and amortization)	495	8.7	489	8.7	2,390	12.6	2,230	11.3
General and administrative expenses	568	9.9	597	10.6	1,927	10.2	915	4.6
Depreciation and amortization	149	2.6	278	4.9	763	4.0	1,037	5.3
Impairment of assets and restructuring charges	15	0.3	497	8.8	4,428	23.4	7,558	38.4
(Gain) loss on sales of assets	(15)	(0.3)	—	—	(6)	(0.0)	2	—
Total restaurant and operating costs	5,944	103.9	6,517	115.7	23,667	124.9	26,972	137.0
Loss from operations	(222)	(3.9)	(883)	(15.7)	(4,722)	(24.9)	(7,282)	(37.0)
Interest expense, net	30	0.5	580	10.3	82	0.4	2,617	13.3
Other income	(51)	(0.9)	(51)	(0.9)	(153)	(0.8)	(151)	(0.8)
Loss from continuing operations before income taxes	(201)	(3.5)	(1,412)	(25.1)	(4,651)	(24.5)	(9,748)	(49.5)
Provision for income taxes	—	—	—	—	—	—	—	—
Loss from continuing operations	(201)	(3.5)	(1,412)	(25.1)	(4,651)	(24.5)	(9,748)	(49.5)

Discontinued operations:
Income (loss) from operations	—	—	(805)	(14.3)	—	—	146	0.7
Income (loss) on sale	(201)	(3.5)	1,248	22.2	(188)	(1.0)	(2,433)	(12.4)
Income (loss) from discontinued operations	(201)	(3.5)	443	7.9	(188)	(1.0)	(2,287)	(11.6)
Net loss	$(402)	(7.0)	$(969)	(17.2)	$(4,839)	(25.5)	$(12,035)	(61.1)
Preferred stock dividends	232	4.1	234	4.2	696	3.7	681	3.5
Net loss applicable to common shares	$(634)	(11.1)	$(1,203)	(21.4)	$(5,535)	(29.2)	$(12,716)	(64.6)

Angelo and Maxie’s revenues are derived primarily from food and beverage sales.  Revenues increased $0.1 million, or 1.6%, to $5.7 million in the third quarter of 2003, compared to $5.6 million in the third quarter of 2002.  The increase in revenues is due to the Company’s 4.9% increase in comparable sales partly offset by the Company’s exit from one restaurant during the fourth quarter of 2002.

Revenues decreased $0.7 million, or 3.8%, to $18.9 million for the nine months ended September 29, 2003, compared to $19.7 million for the nine months ended September 30, 2002.  The decrease in revenues is due to the Company’s exit from one restaurant during the fourth quarter of 2002.  Comparable sales for the nine month period increased 1.6%.

Cost of sales is composed of the cost of food and beverages.  Cost of sales as a percentage of revenues increased by 0.2 percentage points to 36.4% in the third quarter of 2003, compared with 36.2% in the third quarter of 2002.  This increase was primarily the result of cost increases to certain products coupled with the discounting of food items during happy hours at several of the Company’s locations.  For the nine months ended September 29, 2003, cost of sales as a percentage of revenues increased 0.1 percentage points to 35.9%, compared with 35.8% for the nine months ended September 30, 2002, driven primarily by the same factors that impacted the quarterly results.

Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items.  Restaurant labor as a percentage of revenues decreased by 0.6 percentage points to 25.0% in the third quarter of 2003, compared with 25.6% in the third quarter of 2002.  This improvement was primarily the result of the elimination of an underperforming restaurant in December 2002 that incurred higher labor costs than the Company’s other restaurants coupled with productivity improvements at a majority of the remaining restaurant locations.  For the nine months ended September 29, 2003 restaurant labor as a percentage of revenues decreased 0.8 percentage points to 23.6%, compared with 24.4% for the nine months ended September 30, 2002, driven primarily by the same factors that impacted the quarterly results.

Other operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues.  Other operating costs as a percentage of restaurant revenues increased by 0.4 percentage points to 19.5% in the third quarter of 2003, compared with 19.1% in the third quarter of 2002, primarily as a result of higher utility and insurance costs.  For the nine months ended September 29, 2003, other operating costs as a percentage of revenues decreased 1.2 percentage points to 18.4%, compared with 19.6% for the nine months ended September 30, 2002, primarily due to lower marketing spending in the current year and partly offset by higher utility and insurance costs.

Rent includes both fixed and variable portions of rent.  Rent as a percentage of revenues increased by 0.1 percentage points to 10.5% in the third quarter of 2003, compared with 10.4% in the third quarter of 2002, primarily as a result of rent relief in the 2002 quarter related to an underperforming restaurant that was subsequently closed.  The Company did not incur variable rent costs for any of its locations in either period.  For the nine months ended September 29, 2003, rent as a percentage of revenues increased 0.5 percentage points to 9.5%, compared with 9.0% for the nine months ended September 30, 2002, primarily due to the higher total revenues for the comparative nine month period in 2002 coupled by rent relief in the 2002 related to an underperforming restaurant that was subsequently closed.

General and administrative expenses are composed of expenses associated with corporate and administrative functions that support restaurant operations, including management and staff salaries, employee benefits, travel, legal and professional fees, technology, and market research.  General and administrative expenses for the third quarter of 2003 of $0.6 million were flat compared to the third quarter of 2002.  For the nine months ended September 29, 2003, general and administrative expenses increased $1.0 million to $1.9 million from $0.9 million for the nine months ended September 30, 2002.  This increase is the result of the fixed general overhead costs being allocated entirely to five operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of leasehold improvements at both the restaurants and corporate locations.  For the quarterly period ended September 29, 2003, depreciation and amortization expense decreased $0.2 million to $0.1 million from $0.3 million for the quarterly period ended September 30, 2002.  The decrease in the quarterly result is primarily due to the ceasing of depreciation on the restaurant fixed assets and leasehold improvements in connection with the assets being classified as held for sale during the third quarter of 2003 in accordance with FAS 144.  For the nine months ended September 29, 2003, depreciation and amortization expense decreased $0.2 million to $0.8 million from $1.0 million for the nine months ended September 30, 2002.  The decrease in the year-to-date result is primarily due to the same factors that influenced the decrease in the quarterly results as well as the prior period amount including the final amortization of a non-compete agreement related to a prior owner of the original Angelo and Maxie’s Steakhouse.

During the second quarter of 2003, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value.  In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.  Such evaluation indicated that the recorded value of the Angelo and Maxie’s trade name was impaired by $0.7 million and that the recorded value of the restaurant leasehold improvements were impaired by $3.6 million at the end of the second quarter of 2003.  Previously, the Company had reported that the goodwill and trade name of Angelo and Maxie's was impaired by $4.3 million at the end of the second quarter of 2003.  During the third quarter of 2003, based on the facts and circumstances from the proposed sale of the Angelo and Maxie's brand and related operating assets, the Company concluded that the $4.3 million impairment from the second quarter of 2003 should have been allocated between the restaurant leasehold improvements and the goodwill and trade name.  At the end of the third quarter of 2003, the Company concluded that there was no further impairment with respect to the goodwill and trade name and the restaurant operating assets.  In addition, on June 30, 2003 the Company’s lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs.  In connection therewith, the Company recorded a $0.1 million restructuring charge during the second quarter of 2003 resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at the vacated facility.

Impairment of assets and restructuring charges were $0.5 million and $7.6 million for the third quarter and nine month periods ended September 30, 2002, respectively.  During the third quarter of 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business.  The Company wrote down the assets to fair value, resulting in a third quarter charge to continuing operations of $0.2 million.  In addition, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit.  Such costs primarily include excess corporate office lease payments.  During the second quarter of 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s Steakhouse business to fair market value.  Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie’s was impaired by $5.4 million, and a related charge to continuing operations was recorded in the second quarter of 2002.  The Company also recorded in the second quarter of 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business.

Interest expense, net, decreased $550,000 to $30,000 in the third quarter of 2003, compared to $580,000 in the third quarter of 2002.  Interest expense, net decreased $2.5 million to $0.1 million in the nine months ended September 29, 2003, compared to $2.6 million in the nine months ended September 30, 2002.  The Company paid all outstanding bank and related party debt balances in full with the proceeds from the sale of the Chart House Business in the third quarter of 2002.  The current quarter interest expense relates to non-cash interest expense related to a capital lease offset by interest income earned on the Company’s cash invested in overnight investment instruments.  The interest expense for the nine months ended September 29, 2003 relates to interest on a landlord note retired and extinguished in the second quarter of 2003, coupled by non-cash interest expense related to a capital lease, offset by interest income earned on the Company’s cash invested in overnight investment instruments.

In 2002, the Company recognized a $2.4 million loss on the sale of the Chart House Business.  The loss is comprised of $1.9 million in transaction costs, consisting primarily of investment banking and legal fees, and a $0.4 million difference between the net book value of assets disposed and the consideration received.  In the third quarter of 2003, the Company further adjusted its liabilities associated with the sale resulting in a $0.2 million loss for the quarterly and nine month periods ended September 29, 2003.

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company accrued dividends on the Series A Preferred Stock aggregating $0.2 million during each of the third quarters of 2003 and 2002.

LIQUIDITY AND CAPITAL RESOURCES

(Unaudited, dollars in thousands)	Nine month periods ended
	September 29, 2003	September 30, 2002
Net cash used in operating activities	$(944)	$(5,512)
Expenditures for equipment and improvements	(80)	(913)
Proceeds from the sale of the Chart House Business	—	50,001
Proceeds from sale of other assets	15	—
Cash in escrow		(2,000)
Cash used in financing activities	(912)	(33,713)
Net increase (decrease) in cash	$(1,921)	$7,863

Net cash used in operating activities was $0.9 million in the first nine months of 2003, compared to net cash used by operating activities of $5.5 million in the first nine months of 2002.  In 2003, net cash used in operating activities includes an aggregate $1.4 million related to payment of 2002 bonuses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of previously reserved insurance claims.  In 2002, the net cash used in operating activities was primarily due to the settlement of accounts payable and other liabilities of the Chart House Business.  In connection with an agreement with iDine Rewards Network, Inc. (“iDine”), the Company received $1.0 million in the nine month period of 2002 for marketing activities and the advance sale of food and beverage credits.  The Company in turn paid to iDine $2.6 million during the nine month period of 2002 related to this agreement including advances received in 2001.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  The Company has no further obligations under this agreement.

Historically, the Company required significant capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants.  The Company has funded its capital requirements through debt financing, both with third party banks and related parties, tenant improvement monies, equity financing, and cash flows from operations.  The Company does not intend to fund any new restaurants or incur any major remodeling or refurbishing costs during fiscal 2003.  Net cash used in capital expenditures for the nine month periods ended September 29, 2003 and September 30, 2002 was $80,000 and $913,000, respectively, primarily for the replacement of restaurant equipment and leasehold improvements resulting from normal wear and tear.

Net cash used in financing activities was $0.9 million in the first nine months of 2003, including $0.5 million used to settle the payment of both scheduled payments and the early retirement and payoff of the landlord notes.  There were no pre-payment fees or penalties associated with the early retirement of this debt obligation.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share.  Dividends are payable semiannually on June 1 and December 1.  Dividends paid through June 1, 2002 were in the form of additional shares of Series A Preferred Stock, in part, because the Company’s Credit Agreement prohibited the payment of cash dividends.  Subsequent to the retirement of amounts owing under the Credit Agreement, the Company began paying these dividends in cash.  The Company paid in June 2003 its scheduled dividend of $0.5 million in cash.  The Company expects to satisfy future dividend obligations in cash.

Net cash used in financing activities was $33.7 million in 2002, representing primarily the retirement of both bank and related party debt, primarily with the proceeds from the sale of the Chart House Business.  The Company also used $2.7 million of the proceeds from the sale of the Chart House Business to collateralize outstanding letters of credit.

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

NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees.  These disclosure requirements have been adopted by the Company.  FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees entered into subsequent to January 1, 2003.  FIN 45 requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur.  The initial measurement of this liability is the fair value of the guarantee at inception.  The recognition of the liability is required even if it is not probable that payment will be required under the guarantee, or if the guarantee was issued with a premium payment or as part of a transaction with multiple events.  The Company has adopted the disclosure requirements of FIN 45 and will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.  The Company has not entered into or modified any guarantees subsequent to December 31, 2002.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51” (“FIN 46”).  FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined therein.  The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003.  The Company currently has no contractual relationships or other business relationships with a variable entity and therefore the adoption of FIN 46 did not have a material effect on the Company’s consolidated financial position, results of operations, or cash flows for the quarterly period ended September 29, 2003.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices.  The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of September 29, 2003, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 29, 2003, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

(4)          Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended July 1, 2002, dated August 15, 2002.

(b)                                 Reports on Form 8-K.

The Company filed a report on Form 8-K on August 15, 2003.  Under Item 12, the Company reported it had issued a press release entitled “Angelo and Maxie's Reports Second Quarter Results, Announces Proposed Sale of Three Steakhouses and Provides Strategic Alternatives Review Update”, and such press release, which contained the Company's Consolidated Statements of Operations for the quarterly period ended June 30, 2003, was furnished as an exhibit thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE’S, INC.

Date:	November 13, 2003	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive officer)

Date:	November 13, 2003	By:	/s/ EMANUEL N. HILARIO
Emanuel N. Hilario
Vice President and Chief Financial Officer
(principal financial and accounting officer)