Form 10-K
period 2003-12-29
ANGELO & MAXIES INC
filed 2004-03-25
CIK 820757

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 29, 2003
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-9684

ANGELO AND MAXIE'S, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0147725
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2 North Riverside, 7th Floor
Chicago, Illinois 60606
(ADDRESS OF PRINCIPAL EXECUTIVE
OFFICES, INCLUDING ZIP CODE)

Registrant's telephone number including area code: (312) 466-3950

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

        INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (§ 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☐

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN RULE 12b-2 OF THE ACT). YES ☐    NO ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the per share closing sale price of $2.95 on June 30, 2003, and for the purpose of this calculation only, the assumption that all of the registrant's directors and executive officers are affiliates) was approximately $5.8 million. The number of shares outstanding of common stock as of March 25, 2004 was 2,005,131.

DOCUMENTS INCORPORATED BY REFERENCE
None.

CONTENT OUTLINE FOR COMPANY'S
2003 FORM 10-K FILING

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

ITEM 1.    BUSINESS.

GENERAL

        Angelo and Maxie's, Inc., formerly known as Chart House Enterprises, Inc. (the "Company"), currently operates two full-service steakhouse restaurants located in New York and Florida. The Company was incorporated in Delaware in 1985. The Company's headquarters are located in Chicago, Illinois.

SALE OF THE CHART HOUSE BUSINESS

        In 1961, the Company commenced operations with the opening of the first Chart House restaurant in Aspen, Colorado by a predecessor of the Company. The Company was established in 1985 as a vehicle to acquire the 54 unit Chart House brand from a predecessor, as well as two other concepts subsequently disposed of by the Company. The Chart House brand grew to a peak of 63 domestic units located in 21 states as well as Puerto Rico and the U.S. Virgin Islands. The Company also opened its higher-priced Peohe's restaurant in January 1988, in Coronado, California. In early 1998, the Company began forming a new management team that developed and executed an operational strategy, which included: disposal of restaurants that did not meet sales and profitability standards, demographic requirements, or geographic fit; completion of a $31 million renovation program during 1998-2000 to remodel the remaining restaurants; re-engineering of the menu to a predominately fresh seafood focus; and enhanced information systems.

        In December 2001, the Board of Directors of the Company responded to the recessionary economic environment, the Company's limited access to capital, and the near-term maturity of the Company's senior, secured debt by retaining a financial advisor to initiate a review of strategic alternatives, including a possible sale of the Company.

        In May 2002, the Board of Directors authorized the sale of the remaining 38 Chart House restaurants and one Peohe's restaurant (the "Chart House Business") to, a subsidiary of a publicly-traded restaurant company (the "Purchaser"). The sale received the approval of the Company's stockholders at a special meeting held as of July 30, 2002, and closed on the same date. At the special meeting, the Company's stockholders also approved the change of the Company's name from Chart House Enterprises, Inc. to Angelo and Maxie's, Inc. The Company received consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used a portion of the proceeds to repay all amounts outstanding on its senior, secured Revolving Credit and Term Loan Agreement (the "Credit Agreement") and a subordinated note owed to a related party.

ANGELO AND MAXIE'S STEAKHOUSE

        In April 1999, the Company acquired the Angelo and Maxie's Steakhouse located at 233 Park Avenue South in New York, New York. The Company expanded the concept by opening four additional restaurants during 2000 located in New York (Midtown), New York, Atlanta, Georgia (subsequently closed in 2001), Washington, DC, and Phoenix, Arizona (subsequently closed in December 2002). The Company opened two additional restaurants during 2001 located in West Palm Beach, Florida and Reston, Virginia. The Angelo and Maxie's concept offers steaks supported by a comprehensive selection of American fare, served in oversized portions at prices lower than competing upscale steakhouses. The Angelo and Maxie's concept appeals to a more diverse group of predominately younger men and women from multiple ethnic backgrounds who use the restaurant for a broader variety of occasions than typical steakhouse users. The setting is designed to communicate an energetic, fun, and retro 1930's atmosphere that encourages a "see and be seen" environment. The Angelo and Maxie's concept combines the sophistication of the traditional steakhouse with the energy and openness of contemporary fine dining. The restaurants are designed in an art deco-style décor, with warm woodwork reminiscent of Frank Lloyd Wright, including glowing bronzes and contemporary Tiffany light fixtures. Giant murals on the walls, depicting dining and drinking cows, are present in all units and help to reinforce the whimsical, modern feel that the brand represents. Angelo and Maxie's energetic feel and lower price point lends itself to everyday dining, in addition to special occasions. As a result, the concept has a very broad customer base.

        The annual revenue for each Angelo and Maxie's Steakhouse in operation at December 29, 2003 ranged from $2.7 million to $8.9 million, with average annual revenues per restaurant of $5.3 million. The average dinner check at these restaurants was approximately $57 per person.

        The Company's business is seasonal in nature, with revenues and operating income for the first and fourth quarters greater than in the second and third quarters as the Company benefits from urban, holiday, and winter vacation dining which is greater than dining associated with leisure travel in the spring and summer quarters.

        Alcoholic beverages are available at all locations. The sale of alcoholic beverages accounted for approximately 29% of 2003 total revenues generated at the Angelo and Maxie's Steakhouses.

SALE OF THE ANGELO AND MAXIE'S BRAND AND RELATED OPERATING ASSETS

        In August 2003, the Board of Directors approved the sale of three of the Company's then-existing five steakhouses which are located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C. The purchaser, McCormick and Schmick Restaurant Corp. ("M&S"), intends to convert all three steakhouses to another restaurant concept. On October 31, 2003, the Company entered into a definitive agreement to sell the three steakhouses to M&S for $5.35 million in cash, subject to certain adjustments for current assets and liabilities. The sale closed on January 7, 2004.

        In September 2003, the Board of Directors approved a proposal to sell the Company's remaining two steakhouses and certain Angelo and Maxie's intellectual property. No assurances can be provided as to whether or when a transaction will be consummated.

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

RESTAURANT LOCATIONS

        The following table depicts existing restaurants as of December 29, 2003:

Location	Date opened	Square footage	No. of seats
New York, NY (52nd Street)	July 2000**	9,172	300
New York, NY (Park Ave)	May 1996*	6,486	210
Reston, VA	May 2001**	7,900	251
Washington, DC	October 2000**	8,500	241
West Palm Beach, FL	March 2001	9,700	320
Average		8,352	264

*
The Company acquired this location in April 1999.

**
The Company sold these locations on January 7, 2004.

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

        On March 31, 2003, both the City and State of New York enacted a ban on smoking that includes all restaurants and bars. On July 1, 2003, the City of West Palm Beach, Florida also enacted a ban on smoking in all bars and restaurants. Both of these legislative acts have limited the Company's ability to sell tobacco and related products at its locations in New York and West Palm Beach, Florida.

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

EMPLOYEES AND RESTAURANT STAFFING

        Each restaurant is managed by one general manager and typically four to seven assistant managers, depending on the operating characteristics and size of the restaurant. Each of the Company's general managers has primary responsibility for day-to-day operations in one of the Company's restaurants, including customer relations, food service, cost controls, restaurant maintenance, personnel relations, implementation of Company policies, and the restaurant's profitability. A portion of each general manager's and other restaurant manager's compensation depends directly on the restaurant's profitability.

        At December 29, 2003, the Company employed approximately 515 persons, of whom six are corporate personnel located in Chicago, Illinois. Approximately 34 are restaurant management personnel and the remainder represents hourly restaurant personnel. None of the Company's employees are covered by a collective bargaining agreement. The Company has never experienced a work stoppage and considers its labor relations to be good.

ITEM 2.    PROPERTIES.

        The Company currently leases both of its remaining Angelo and Maxie's restaurants. The average remaining lease term (including renewal options) for the five restaurants in operation at December 29, 2003 was 15.1 years as of that date. The average remaining lease term (including renewal options) for the two remaining restaurants currently in operation was 12.9 years as of December 29, 2003.

        The amount of rent paid to lessors and the methods of computing rent vary considerably from lease to lease. Both of the Company's remaining restaurant property leases provide for a minimum annual rent, and one of the leases requires payment of additional rent based on sales volume over specified minimum levels.

        On June 30, 2003, the Company's lease on its corporate headquarters in Chicago, Illinois expired and the Company relocated to a space commensurate with its current needs. The Company entered into an operating lease on its new corporate headquarters on June 26, 2003. This new operating lease is terminable with 30 days notice.

ITEM 3.    LEGAL PROCEEDINGS.

        On October 1, 2002, the Company filed a complaint in the Chancery Court for the State of Delaware against the Purchaser and escrow agent Fidelity National Title. This action alleges several breaches by the Purchaser and its parent company, Landry's Restaurant's, Inc. ("Landry's"), of its contractual obligations under the asset purchase agreement related to the sale of the Chart House Business and under a related escrow agreement. Aggregate damages sought, without regard to interest or legal fees, were $1.8 million. The Company subsequently received $1.6 million through a release of escrowed funds and a payment made by the Purchaser during the fourth quarter 2002. The Company continues to seek approximately $0.3 million, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and related interest, costs, and attorneys' fees. Landry's has filed a counterclaim on behalf of the Purchaser, seeking a purchase price adjustment of $0.15 million. The Company is unable to predict the outcome of this matter.

        On February 20, 2004, the Company filed in the Chancery Court for the State of Delaware an additional complaint against the Purchaser and Landry's. This action alleges, among other things, additional breaches by both the Purchaser and Landry's of their obligations related to the sale of the Chart House Business. Specifically, the claim demands that Landry's perform its obligation to guarantee the full and timely performance of all obligations and agreements of the Purchaser (the "Guarantee"). In November 2003, the Purchaser defaulted on one of the real estate leases (the "Lease") that it assumed when it acquired the Chart House Business. Future undiscounted cash payments pursuant to the Lease exceed $30,000,000 over a 17 year period. Historically, the Company has been treating the Lease and other surviving real estate obligations of the Chart House Business as contingent liabilities, as the likelihood of the Company having to perform on those obligations is remote in light of the Guarantee. See "Part II, Item 8. Financial Statements." The Company is unable to predict the outcome of this matter.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock, par value $0.01 per share (the "Common Stock") is quoted on the NASD OTC Bulletin Board under the trading symbol AGMX. On March 25, 2004, there were approximately 659 holders of record of the Company's Common Stock. The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.

        On February 22, 2002, the Company effected a reverse split (the "Reverse Stock Split") of its Common Stock, pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the reverse split. See "Part II, Item 8. Financial Statements." The following table sets forth the quarterly high and low sales prices for a share of the Company's Common Stock for the two most recent fiscal years. The prices in the table below reflect the impact of the Reverse Stock Split.

2003	High	Low
Fourth quarter	$3.10	$1.60
Third quarter	$3.15	$2.45
Second quarter	$2.95	$2.30
First quarter	$3.50	$2.85
2002	High	Low
Fourth quarter	$4.00	$3.05
Third quarter	$3.49	$2.25
Second quarter	$5.60	$2.45
First quarter	$6.50	$4.50

ITEM 6.    SELECTED FINANCIAL DATA.

        The Company consummated the sale of the Chart House Business as of July 30, 2002. The operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2002, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). In connection with the sale of three of the Company's steakhouses consummated on January 7, 2004, and the proposed sale of the remaining two steakhouses and related intellectual property, the assets of the Angelo and Maxie's restaurants are considered to be held for sale in accordance with FAS 144. However, the operations of the Angelo and Maxie's restaurants are not presented here as discontinued because the Company believes such a presentation would not be meaningful to the reader.

Selected Financial Data

(In thousands, except per share and number of restaurants data)

	2003	2002	2001	2000	1999
Statements of operations data:
Revenues	$26,486	$27,382	$29,763	$23,512	$34,968
Impairment of assets and restructuring charges	5,728	7,596	5,699	3,810	4,890
Provision for income taxes	—	—	5,380	—	—
Loss from continuing operations	(5,353)	(9,413)	(18,860)	(12,075)	(8,067)
Loss from continuing operations per common share	(3.15)	(5.21)	(9.79)	(6.15)	(4.11)
Weighted-average number of common shares outstanding—basic and diluted	1,995	1,981	1,970	1,965	1,961
Balance sheet data:
Cash and cash equivalents	4,551	7,651	260	383	424
Restricted cash	2,627	2,702	—	—	—
Total assets	22,028	31,568	88,527	106,761	99,489
Long-term obligations	2,600	4,172	4,874	26,419	22,413
Stockholder's equity	14,283	21,101	33,254	45,961	56,289
Operational data (end of period):
Number of Angelo and Maxie's Steakhouses	5	5	6	5	1
Number of restaurants in the Chart House Business	—	—	39	39	39
Number of other Chart House restaurants	—	—	—	2	11

Number of total restaurants	5	5	45	46	51

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The Company acquired the Angelo and Maxie's Steakhouse concept and one restaurant during 1999 to diversify its then seafood dominated portfolio. The Company opened a total of six additional Angelo and Maxie's restaurants over 2000 and 2001. One of these locations was closed during the fourth quarter 2001 and another location was closed during the fourth quarter 2002. During 2001, the Company canceled restaurant development plans for three locations and did not open any locations during 2002.

        In August 2003, the Board of Directors approved the sale of three of the Company's then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C. M&S, the purchaser, intends to convert all three steakhouses to another restaurant concept. On October 31, 2003, the Company entered into a definitive agreement to sell the three steakhouses to M&S for $5.35 million in cash, subject to certain adjustments for current assets and liabilities. The sale closed on January 7, 2004.

        In September 2003, the Board of Directors approved a proposal to sell the Company's remaining two steakhouses and certain Angelo and Maxie's intellectual property. No assurances can be provided as to whether or when a transaction will be consummated.

        In connection with the consummated sale of three of the Company's steakhouses, and the proposed sale of the remaining two steakhouses and related intellectual property, the assets of the Angelo and Maxie's restaurants are considered to be held for sale in accordance with FAS 144. However, the assets of the Angelo and Maxie's restaurants are not presented as held for sale on the accompanying Consolidated Balance Sheets and the operations of those restaurants are not presented as discontinued on the Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

        The Company consummated the sale of the Chart House Business, 39 of its then-existing 45 restaurants, as of July 30, 2002. The operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2002, and the Company has reclassified its statements of operations data for the prior periods presented below, in accordance with FAS 144. The sale was completed for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used $30.8 million of the proceeds to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. See "Liquidity and Capital Resources." The Company recognized a $2.4 million loss on the sale, in addition to $2.2 million of restructuring costs related to the sale. In 2003, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.6 million loss on the sale.

        The Company continues to operate two Angelo and Maxie's Steakhouses, which are full-service restaurants located in New York and Florida. The Company operated the following number of restaurants at the end of fiscal years 2003, 2002, and 2001:

	Angelo and Maxie's Steakhouses	Discontinued operations	Total
2003	5	—	5
2002	5	—	5
2001	6	39	45

RESULTS OF OPERATIONS

        The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. Under this method, certain years will contain 53 weeks. Fiscal 2003 and 2002 contained 52 weeks, while fiscal 2001 contained 53 weeks.

        The following table presents the results of operations for each of the fiscal years ended December 29, 2003, December 30, 2002, and December 31, 2001 (dollars in thousands):

	2003		2002		Reclassified 2001
	Amount	%	Amount	%	Amount	%
					(Unaudited)
Revenues	$26,486	100.0	$27,382	100.0	$29,763	100.0

Operating costs and expenses:
Cost of sales	9,548	36.1	9,764	35.6	11,019	37.0
Restaurant labor	6,102	23.0	6,560	24.0	8,185	27.5
Other operating costs	4,776	18.0	5,179	18.9	5,680	19.1
Rent	2,402	9.1	2,303	8.4	2,887	9.7

Total restaurant costs	22,828	86.2	23,806	86.9	27,771	93.3

Restaurant operating income (before depreciation and amortization)	3,658	13.8	3,576	13.1	1,992	6.7

Selling, general, and administrative expenses	2,589	9.8	1,575	5.8	972	3.3
Depreciation and amortization	792	3.0	1,368	5.0	2,469	8.3
Pre-opening costs	—	—	—	—	597	2.0
Impairment of assets and restructuring charges	5,728	21.6	7,596	27.8	5,699	19.1
(Gain) loss on sales of assets	(6)	(0.0)	37	0.1	1,101	3.7

Total restaurant and operating costs	31,931	120.6	34,382	125.6	38,609	129.7

Loss from operations	(5,445)	(20.6)	(7,000)	(25.6)	(8,846)	(29.7)
Interest expense, net	112	0.4	2,615	9.5	5,714	19.2
Other income	(204)	(0.8)	(202)	(0.7)	(1,080)	(3.6)

Loss from continuing operations before income taxes	(5,353)	(20.2)	(9,413)	(34.4)	(13,480)	(45.3)
Provision for income taxes	—	—	—	—	5,380	18.1

Net loss from continuing operations	(5,353)	(20.2)	(9,413)	(34.4)	(18,860)	(63.4)

Discontinued operations:
Gain (loss) from operations	—	—	146	0.5	(1,133)	(3.8)
Loss on sale	(572)	(2.2)	(2,433)	(8.8)	—	—

Loss from discontinued operations	(572)	(2.2)	(2,287)	(8.3)	(1,133)	(3.8)

Net loss	$(5,925)	(22.4)	$(11,700)	(42.7)	$(19,993)	(67.2)
Preferred stock dividends	928	3.5	910	3.4	434	1.4

Net loss applicable to common shares	$(6,853)	(25.9)	$(12,610)	(46.1)	$(20,427)	(68.6)

CONTINUING OPERATIONS

Fiscal 2003 Compared to Fiscal 2002

        Angelo and Maxie's revenues are derived primarily from food and beverage sales. Revenues decreased $0.9 million, or 3.3%, to $26.5 million in fiscal 2003, compared to $27.4 million in fiscal 2002. The decrease in revenues is due to the Company's exit from one restaurant during the fourth quarter 2002. Comparable sales for fiscal 2003 increased 1.7%.

        Cost of sales is primarily composed of the cost of food and beverages. Cost of sales as a percentage of restaurant revenues increased 0.5% to 36.1% in fiscal 2003, compared to fiscal 35.6% in fiscal 2002. This increase was primarily the result of price increases to certain beef products during the fourth quarter 2003 coupled with the discounting of food items during "happy hour" at several of the Company's locations throughout the year.

        Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items. Restaurant labor as a percentage of restaurant revenues decreased by 1.0 percentage points to 23.0% in fiscal 2003, compared with 24.0% in fiscal 2002. This improvement was primarily the result of the exit from an underperforming restaurant during the fourth quarter 2002, coupled with productivity improvements at a majority of the remaining restaurants.

        Other operating costs consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues. Other operating costs as a percentage of restaurant revenues decreased by 0.9 percentage points to 18.0% in fiscal 2003, compared with 18.9% in fiscal 2002, primarily as a result of the exit from an underperforming restaurant during the fourth quarter 2002, combined with lower marketing spending and partly offset by higher utility and insurance costs in the current year.

        Rent as a percentage of restaurant revenues increased by 0.7 percentage points to 9.1% in fiscal 2003, compared with 8.4% in fiscal 2002, primarily as a result of rent relief in fiscal 2002 related to an underperforming restaurant that was closed in the fourth quarter 2002.

        Selling, general, and administrative expenses increased $1.0 million, or 64.4%, to $2.6 million in fiscal 2003, compared to $1.6 million in fiscal 2002. The increase is the result of the fixed general overhead costs being allocated entirely to five operating restaurants following the sale of the Chart House Business in fiscal 2002 rather than being allocated both to continuing and discontinued operations.

        Depreciation and amortization decreased $0.6 million, or 42.1%, to $0.8 million in fiscal 2003, compared to $1.4 million in fiscal 2002. The decrease is primarily due to the cessation of depreciation on the restaurant fixed assets and leasehold improvements in connection with the assets being classified as held for sale during the third quarter 2003 in accordance with FAS 144, as well as the fiscal 2002 amount which included the final amortization of a non-compete agreement with the prior owner of the original Angelo and Maxie's Steakhouse.

        Impairment of assets and restructuring charges were $5.7 million in fiscal 2003 and $7.6 million in fiscal 2002. These charges are due to the following:

  •
  During the second quarter 2003, the Company completed its review as required by FAS 142 by comparing its carrying value for the Angelo and Maxie's restaurant business to estimated fair market value. In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment. Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of the Angelo and

    Maxie's trade name was impaired by $0.7 million and that the recorded value of the restaurant leasehold improvements were impaired by $3.6 million at the end the second quarter 2003. In addition, on June 30, 2003, the Company's lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs. In connection therewith, the Company recorded a $0.1 million restructuring charge during the second quarter 2003 resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at the vacated facility.

  •
  During the fourth quarter 2003, the Company completed an additional review of the carrying value of the Angelo and Maxie's restaurant business in relation to its estimated fair market value. Such evaluation indicated that the recorded value of the Angelo and Maxie's trade name was further impaired by $1.3 million due to a reduction in the total consideration being offered for the proposed sale of the Angelo Maxie's trade name and two remaining restaurant locations. A related charge to continuing operations of $1.3 million was recorded in the fourth quarter 2003.

  •
  The Company recorded a $5.4 million impairment charge in the second quarter 2002 after completing its review as required by FAS 142 of the carrying value of the Angelo and Maxie's restaurant business to estimated fair market value. The Company also incurred impairment of assets and restructuring charges totaling $2.2 million during the third quarter 2002, primarily for impairment of its corporate leaseholds and restructuring charges related to the reduction in the corporate workforce in connection with the sale of the Chart House Business.

        Interest expense decreased $2.5 million, or 95.7%, to $0.1 million in fiscal 2003, compared to $2.6 million in fiscal 2002. The Company used $30.8 million of the proceeds from the sale of the Chart House Business in August 2002 to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. The decrease from 2002 also reflects the extinguishment and retirement of a landlord note during the second quarter 2003.

        Other income remained flat in fiscal 2003 at $0.2 million, compared to fiscal 2002. The Company is committed to a capital lease at a location it has subleased to a third party. This capital lease continues to be reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and non-cash reductions to the liability of approximately $0.2 million per annum are reflected in other income.

        The Company issued Series A convertible preferred stock, par value $1.00 per share ("Series A Preferred Stock"), during June 2001. The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share. The Company paid the first two semi-annual dividend obligations through the issuance of additional shares of Series A Preferred Stock. Subsequent to the retirement of the Credit Agreement in August 2002, which restricted the payment of cash dividends, the Company began paying these dividends in cash. The Company paid approximately $0.9 million in cash dividends in fiscal 2003 to holders of the Series A Preferred Stock, compared to $0.5 million in cash dividends and $0.4 million in additional shares of Series of Series A Preferred Stock in fiscal 2002.

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

        Selling, general, and administrative expenses increased $0.6 million, or 62.0%, to $1.6 million in fiscal 2002, compared to $1.0 million in fiscal 2001. The increase is the result of the fixed general overhead costs being allocated entirely to five operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations.

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

        Pre-opening costs were $0.6 million in fiscal 2001. Pre-opening costs primarily reflect salaries and benefits and training costs for new employees, including crew practice and rehearsal of service activities. The Company opened two new Angelo and Maxie's restaurants in the first half of 2001. No restaurants were opened during the second half of 2001 or during fiscal 2002.

        Impairment of assets and restructuring charges were $7.6 million in fiscal 2002 and $5.7 million in fiscal 2001. These charges are due to the following:

  •
  During the second quarter 2002, the Company completed its review as required by FAS 142 by comparing its carrying value for the Angelo and Maxie's Steakhouse business to fair market value. In determining the fair market value of its assets, management considers several factors requiring the exercise of business judgment. Such judgments include developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of goodwill and trade name of Angelo and Maxie's was impaired by $5.4 million, and a related charge to continuing operations was recorded in the second quarter 2002.

  •
  During the third quarter 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business. The Company wrote down the assets to fair value, resulting in a third quarter charge to continuing operations of $0.2 million.

  •
  The Company also recorded in the second quarter 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. In the third quarter 2002, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit. Such costs primarily include excess corporate office lease payments for the Company's Chicago headquarters.

  •
  The Company incurred impairment of assets and restructuring charges totaling $5.7 million during the third and fourth quarters of fiscal 2001, primarily for impairment of assets and exit costs related to the termination of leases for five restaurants. The impairment charges and a portion of the exit costs relate to two Angelo and Maxie's Steakhouses, one of which closed in the fourth quarter 2002 and the second of which closed in the fourth quarter 2001. The balance of the exit costs relate to three locations with respect to which restaurant development plans were canceled.

        There were no material asset disposals during fiscal 2002 other than the sale of the Chart House Business. During fiscal 2001, there were several asset disposals that resulted in a $1.1 million loss, primarily related to former Chart House restaurants that the Company ceased to operate.

        Interest expense decreased $3.1 million, or 54.2%, to $2.6 million in fiscal 2002, compared to $5.7 million in fiscal 2001. The Company used $30.8 million of the proceeds from the sale of the Chart House Business to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. The decrease from 2001 also reflects more favorable interest rates during 2002, the elimination of fees charged to the Company in 2001 for unused portions of available borrowings under the related party, the full amortization in 2001 of $0.9 million of previously unamortized fees on the Credit Agreement due to a material modification of its terms, and the favorable impact of interest earned on the net cash and cash equivalent balances resulting from the sale of the Chart House Business. See "Liquidity and Capital Resources."

        Other income decreased $0.9 million, or 81.3%, to $0.2 million in fiscal 2002, compared to $1.1 million in fiscal 2001. The fiscal 2001 amount includes $0.9 million related to proceeds received from the sale of rights to a ground lease for one restaurant that had been previously closed. In addition, the Company is committed under a long-term capital lease agreement at a location it has subleased to a third party. This capital lease continues to be reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" ("FAS 13"), and non-cash reductions to the liability of approximately $0.2 million per annum are reflected in other income.

        The Company determined during the third quarter 2001 that, more likely than not, it would be unable to utilize the benefits of its deferred tax asset and, as a result, increased its valuation allowance by $5.4 million in the third quarter 2001, which eliminated in full the deferred tax asset balance.

        The Company issued Series A Preferred Stock during June 2001, the holders of which are entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share. The Company accrued dividends on the Series A Preferred Stock aggregating $0.9 million during 2002 and $0.4 million during 2001. The Company satisfied the first two semi-annual dividend obligations through the issuance of additional shares of Series A Preferred Stock. Subsequent to the retirement of the Credit Agreement, which restricted the payment of cash dividends, the Company began paying these dividends in cash. See "Liquidity and Capital Resources."

DISCONTINUED OPERATIONS

        Discontinued operations represents the operations of the Chart House Business sold as of July 30, 2002. The following table presents the results of discontinued operations for the fiscal years ended December 30, 2002 and December 31, 2001 (dollars in thousands):

	2002		2001
	Amount	%	Amount	%
			(Unaudited)
Revenues	$68,859	100.0	$121,108	100.0
Total restaurant costs	61,739	89.7	106,555	88.0
Selling, general and administrative expenses	4,713	6.8	10,273	8.5
Depreciation and amortization	2,201	3.2	5,227	4.3
Interest expense, related to capital leases	60	0.1	186	0.2

Net income (loss) from discontinued operations	$146	0.2	$(1,133)	(0.9)

        Revenues decreased $52.2 million, or 43.1%, to $68.9 million in fiscal 2002, compared to $121.1 million in fiscal 2001. The decrease in revenues is due primarily to 30 weeks of operations in 2002 compared with 53 weeks of operations in 2001.

        Restaurant costs as a percentage of revenues increased by 1.7 percentage points to 89.7% in fiscal 2002, compared to 88.0% in fiscal 2001. The change primarily relates to increased marketing and insurance costs.

        Selling, general and administrative expenses decreased $5.6 million, or 54.1%, to $4.7 million in fiscal 2002, compared to $10.3 million in fiscal 2001. The decrease is due primarily to 30 weeks of operations in 2002 compared with 53 weeks of operations in 2001. In addition, these costs had been declining primarily as the result of several reductions in work force and tight control of discretionary spending, particularly salaries and wages, consulting, and legal fees.

        Depreciation and amortization decreased $3.0 million, or 57.9%, to $2.2 million in fiscal 2002, compared to $5.2 million in fiscal 2001, primarily as the result of the cessation of depreciation and amortization in June 2002 in accordance with FAS 144. In addition, goodwill was not amortized during fiscal 2002 due to the implementation of FAS 142.

        In fiscal 2002, the Company recognized a $2.4 million loss on the sale of the Chart House Business. The loss is comprised of $1.9 million in transaction costs, consisting primarily of investment banking and legal fees, and a $0.5 million difference between the net book value of assets disposed and the consideration received. In addition, $1.7 million of severance costs, $0.3 million of excess corporate costs, and a $0.2 million impairment of corporate assets were recognized in continuing operations related to the sale. In fiscal 2003, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.6 million loss on the sale. The Company continues to seek approximately $0.3 million from the Purchaser, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and related interest, costs, and attorneys' fees. The Company has taken legal action to collect these funds. The Purchaser has filed a counterclaim, seeking a purchase price adjustment of $0.15 million. See "Part I, Item 3. Legal Proceedings."

OPERATING OUTLOOK

        The Company's primary strategic objective in 2004 is to complete either a sale of the Angelo and Maxie's Steakhouse concept and its two remaining operating units or a sale of the entire Company. The Company will continue operating its two restaurants until a sale of those locations or the entire Company is consummated. Once such a sale is consummated, the Company plans to seek shareholder approval for such sale and the subsequent dissolution and liquidation of the Company. Accordingly, the Company has no present plans to expand the concept.

        While the Company focuses on the execution of its primary strategic objective, its primary operating objective in 2004 is to modestly improve comparative restaurant revenues over the levels achieved in 2003. The following are key tactics the Company plans to use to reach this objective:

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

        Execute the Company's commitment to selecting, training, rewarding, and retaining high quality employees. Management believes the Company's employee selection criteria are among the most comprehensive in the restaurant industry. By providing extensive training and innovative compensation programs, management believes the Company's employees develop a sense of personal commitment to the Company's core values and culture of excellence in restaurant operation and guest hospitality.

Management believes these programs have resulted in employee turnover rates that are generally lower than the average for the restaurant industry.

        The Company believes that consistent execution of these key tactics will allow it to sustain operating margins at the levels attained in 2003. Management believes that an improving economic environment is, however, a critical element to its ability to generate additional revenues.

        Commodity price increases, particularly for beef products, will decrease profit margins to the extent such cost increases cannot be passed on to the Company's customers. To partially mitigate this risk, the Company has entered into purchase agreements for certain fresh beef items. This agreement provides for, among other things, the opportunity to purchase certain fresh beef items at a fixed price with no minimum ordering requirements. Labor costs, the Company's second largest operating expense, would be adversely affected in the event of any minimum wage increases legislated by Federal or state authorities. Additionally, significant increases in utility costs arising from a shortage of supply and/or extreme weather will have an adverse effect on operating margins. The Company continues to evaluate operating efficiencies to improve margins and protect against significant operating cost increases that cannot be mitigated by price increases.

        The maturation of the Angelo and Maxie's Steakhouses should permit the Company to achieve and sustain appropriate operating margins. Restaurant profitability should be sufficient to cover the corporate overhead expenses. As the Company has no debt and excess cash, the Company believes it has sufficient resources to execute its operating objectives.

LIQUIDITY AND CAPITAL RESOURCES

	2003	2002	Unaudited 2001
	(In thousands)
Net cash (used in) provided by operating activities	$(1,080)	$(9,563)	$288
Proceeds from the sale of the Chart House Business	—	52,022	—
Proceeds from the sale of equipment and improvements	—	—	98
Proceeds from the sale of other assets	15	—	—
Expenditures for disposal of Chart House Business	(572)	—	—
Expenditures for equipment and improvements	(80)	(971)	(9,869)
Net cash (used in) provided by financing activities	(1,383)	(34,097)	9,360

Net (decrease) increase in cash	$(3,100)	$7,391	$(123)

        Historically, the Company required significant capital principally for the construction and opening expenses for new restaurants and for the remodeling and refurbishing of existing restaurants. The Company funded its capital requirements through debt financing, both with third party banks and related parties, tenant improvement monies, equity financing, and cash flows from operations. The Company has not made any significant capital expenditures since constructing and opening two new restaurants in fiscal 2001 and does not intend to fund any new restaurants or incur any major remodeling or refurbishing costs during fiscal 2004.

        Net cash used in operating activities was $1.1 million in 2003, compared to net cash used in operating activities of $9.6 million in 2002 and net cash provided by operating activities of $0.3 million in 2001. In 2003, net cash used in operating activities primarily relates to the settlement of short-term liabilities for severance payments in connection with the sale of the Chart House Business and certain accrued exit costs for previously disposed locations. In 2002, net cash used in operating activities primarily relates to the settlement of short-term liabilities related to the Chart House Business. In 2001, the Company received $0.9 million in proceeds upon the sale of a ground lease from a previously operated restaurant.

        In connection with an agreement with Rewards Network, Inc. ("iDine"), the Company received $1.0 million in each of 2002 and 2001 for marketing activities. The Company in turn paid to iDine $2.5 million and $3.1 million during 2002 and 2001, respectively, related to this agreement. This activity is included in net cash used in/provided by operating activities for those years. This agreement with iDine was terminated as of July 29, 2002 in conjunction with the sale of the Chart House Business. The Company has no further obligations under this agreement.

        The Company had expenditures of $0.6 million for the settlement of additional liabilities associated with the disposal of the Chart House Business in 2003. These expenditures were in excess of previously accrued amounts for liabilities in connection with the sale of the Chart House Business.

        Capital expenditures for 2003 were approximately $0.1 million, all of which were for additions and improvements to the Angelo and Maxie's Steakhouse asset base. Net cash provided by investing activities in 2002 included $52.0 million received for the sale of the Chart House Business. Capital expenditures for 2002 were approximately $1.0 million, of which approximately $0.8 million related to the Chart House Business. Net cash used in investing activities in 2001 consisted of a net $9.9 million of capital expenditures primarily related to the opening of new Angelo and Maxie's Steakhouses.

        Net cash used in financing activities was $1.4 million in 2003, representing the retirement and extinguishment of a landlord note for $0.5 million and the payment of $0.9 million of semiannual dividends on the Series A Preferred Stock originally issued in 2001. Net cash used in financing activities was $34.1 million in 2002, representing the retirement of amounts owing under the Credit Agreement and a subordinated note to a related party, primarily with the net proceeds from the sale of the Chart House Business. The Company also used $2.7 million of the net proceeds from the sale of the Chart House Business to collateralize outstanding letters of credit. During 2001, net cash provided by financing activities was $9.4 million, including $3.6 million borrowed from a related party and the issuance of approximately 3.8 million shares of Series A Preferred Stock through a rights offering during the second quarter. Net proceeds from the Series A Preferred Stock issuance were approximately $7.1 million and were used to pay borrowings under the subordinated notes owed to related parties and other expenses. The remaining net proceeds were primarily used to pay outstanding liabilities to construction vendors of the Angelo and Maxie's Steakhouses opened during the fourth quarter 2000 and the first half of 2001.

        The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share. Dividends are payable semiannually on June 1 and December 1. Dividends paid through June 1, 2002 were in the form of additional shares of Series A Preferred Stock, in part, because the Company's Credit Agreement prohibited the payment of cash dividends. Subsequent to the retirement of amounts owing under the Credit Agreement, the Company began paying these dividends in cash. The Company expects to continue satisfying all future dividend obligations in cash.

        The Company consummated the sale of the Chart House Business as of July 30, 2002. The total cash consideration to be received from this transaction is approximately $52.2 million, of which $33.5 million was used in 2002 for the following financing and operating activities (in thousands):

Retire senior, secured debt and accrued interest (1)	$24,285
Retire related party subordinated debt, accrued interest, and accrued consulting fees	6,510
Establish collateral for outstanding letters of credit	2,702

$33,497

(1)
Includes $1.5 million to a related party, which was a participant under the Credit Agreement.

        In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million in 2002. In the third quarter 2003, the Company was released from one of its obligations under an outstanding letter of credit in the amount of $0.1 million, bringing the total amount of funds in its cash collateral account to $2.6 million at December 29, 2003. Such funds are disclosed on the Company's balance sheet as restricted cash, a non-current asset.

        The Company used the remaining proceeds from the sale of the Chart House Business in 2002 to settle $3.8 million in costs associated with the transaction and for general corporate purposes including, but not limited to, the settlement of short-term liabilities, certain of which relate to the Chart House Business.

        The Company had approximately $4.6 million in cash for general corporate purposes at December 29, 2003. The Company believes that the net proceeds from the sale consummated on January 7, 2004, together with net cash provided by the continuing operating activities of its two remaining steakhouses, will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        The Company presently does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

        The Company is liable under various capital and operating lease agreements, primarily related to restaurant locations. The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements.

        The following table summarizes the scheduled expiration of the Company's contractual obligations as of December 29, 2003 (in thousands):

		Payments due by year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligation (1)	3,975	205	410	410	2,950
Operating lease obligation (2)(3)	22,870	2,181	4,484	4,239	11,966

Total	$26,845	$2,386	$4,894	$4,649	$14,916

(1)
Includes interest.

(2)
Reflects minimum rental payments due through either primary lease term or current option period only.

(3)
On January 7, 2004, the Company sold three of the properties included in this table and transferred the operating lease obligation with respect to each sold property to the Purchaser as of that date. The transfer of the three operating lease obligations reduces the total operating lease obligation for each period listed above by the following amounts (in thousands):

Less than 1 year:	$1,225
2-3 years:	2,603
4-5 years:	2,707
After 5 years:	11,385

Total:	$17,920

        The following table summarizes the Company's contingent liabilities as of December 29, 2003 (in thousands):

		Amount of contingent liability expiration per year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Guarantee of debt (1)	$4,000	$4,000	$—	$—	$—
Letters of credit (2)	2,627	2,627	—	—	—
Property subleases (3)	50,776	4,494	8,530	7,306	30,446

Total	$57,403	$11,121	$8,530	$7,306	$30,446

(1)
In connection with a 1997 sale of previously operated restaurants, the Company agreed to guarantee up to $4.0 million of the buyer's note obligation to its lender through January 2004. The Company's release from this guarantee subsequent to its expiration in January 2004 is subject to the buyer meeting certain financial conditions as outlined in the guarantee. The Company has not been advised by the lender of any monetary or material defaults by the buyer under this arrangement.

(2)
Related to lease obligations and self-insurance reserves. The majority of these letters of credit automatically renew for one-year terms until the leases expire or the insurance claims are settled. These letters of credit are fully collateralized and the collateral is reflected on the balance sheet as restricted cash.

(3)
Represents the Company's contingent obligation, in excess of amounts accrued in the financial statements as of December 29, 2003, under 20 leases for restaurants previously operated by the Company and assigned or subleased to third parties. The Company becomes obligated only in the event of a tenant or sublessee default. In connection with the sale of the Chart House Business, the Company received a guarantee of the ultimate parent of the Purchaser, a publicly-traded restaurant company, of the Purchaser's obligations with respect to 19 of these properties. See "Part I, Item 3. Legal Proceedings." With respect to the other property, the Company holds a standby letter of credit from the sublessee of this property equaling one year's rent on the property.

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

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("VIEs") ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. The Company currently has no contractual relationships or other business relationships with a variable entity.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company believes the adoption of this standard will have no material impact on the consolidated financial statements.

        In April 2002, FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. Statement No. 145 also amends FASB Statement No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of Statement 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of Statement 145 related to Statement 13 were effective for transactions occurring after May 15, 2002. Upon the adoption of

Statement 145, the Company has reclassified a $0.9 million charge in the Statement of Operations for fiscal 2001 for a material modification of its debt from an extraordinary item to continuing operations.

EFFECT OF INFLATION

        Management does not believe inflation has had a significant effect on Company operations during the past several years. Although the Company generally has been able to substantially offset increases in its restaurant and operating costs resulting from inflation by increasing menu prices or making other adjustments, there can be no assurance that it will be able to do so in the future. Although management does not anticipate inflation having a material effect on restaurant operating income in 2004, future increases in labor cost, food cost, or other operating costs, including insurance and utilities, could adversely affect the Company's operating results.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices. The impact on the Company's results of operations of a one-point market rate change on its cash equivalent balance as of December 29, 2003, would not be material. The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes.

        The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements or arrangements with vendors. These purchase agreements or arrangements may contain features that fix the commodity price or define the price from an agreed upon formula. The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid for any commodity price fluctuations, have no minimum purchase requirements and are generally short term in nature.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 29, 2003	December 30, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,551	$7,651
Accounts receivable, net	600	541
Inventories	370	416
Prepaid expenses and other current assets	1,024	974

Total current assets	6,545	9,582

Equipment and improvements (held for sale, see Note 3):
Equipment	3,830	3,708
Leasehold interests and improvements	8,422	12,554

	12,252	16,262
Less: Accumulated depreciation and amortization	3,340	2,934

Equipment and improvements, net	8,912	13,328

Other non-current assets:
Restricted cash	2,627	2,702
Leased property under capital leases, net	1,077	1,136
Intangibles, net (held for sale, see Note 3)	2,370	4,315
Other non-current assets	497	505

Total other non-current assets	6,571	8,658

Total assets	22,028	31,568

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of non-current liabilities	30	124
Accounts payable	1,289	1,679
Accrued liabilities	2,859	4,322
Liabilities of discontinued operations	—	170
Deferred gain	967	—

Total current liabilities	5,145	6,295

Non-current liabilities (excluding current portion):
Deferred gain	—	967
Long-term portion of landlord note	—	407
Long-term portion of capital lease obligations	1,848	1,877
Other long-term obligations	752	921

Total non-current liabilities (excluding current portion)	2,600	4,172

Stockholders' equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 and 4,134,736 shares issued and outstanding at December 29, 2003 and December 30, 2002, respectively	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 2,001,713 and 1,987,733 shares issued and outstanding at December 29, 2003 and December 30, 2002, respectively	20	20
Additional paid-in capital	65,451	65,416
Retained deficit	(55,323)	(48,470)

Total stockholders' equity	14,283	21,101

Total liabilities and stockholders' equity	$22,028	$31,568

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Fiscal years ended
	December 29, 2003	December 30, 2002	Reclassified December 31, 2001
			(Unaudited— see Note 1)
Revenues	$26,486	$27,382	$29,763

Operating costs and expenses:
Cost of sales	9,548	9,764	11,019
Restaurant labor	6,102	6,560	8,185
Other operating costs	4,776	5,179	5,680
Rent	2,402	2,303	2,887

Total restaurant costs	22,828	23,806	27,771
General and administrative expenses	2,589	1,575	972
Depreciation and amortization	792	1,368	2,469
Impairment of assets and restructuring charges	5,728	7,596	5,699
Pre-opening costs	—	—	597
(Gain) loss on disposal of assets	(6)	37	1,101

Total restaurant and operating costs	31,931	34,382	38,609

Loss from operations	(5,445)	(7,000)	(8,846)
Interest expense, net	112	2,615	5,714
Other income	(204)	(202)	(1,080)

Loss from continuing operations before income taxes	(5,353)	(9,413)	(13,480)
Provision for income taxes	—	—	5,380

Loss from continuing operations	(5,353)	(9,413)	(18,860)

Discontinued operations:
Income (loss) from operations	—	146	(1,133)
Loss on sale	(572)	(2,433)	—

Loss from discontinued operations	(572)	(2,287)	(1,133)

Net loss	$(5,925)	$(11,700)	$(19,993)
Preferred dividends	928	910	434

Net loss applicable to common shares	$(6,853)	$(12,610)	$(20,427)

Net loss per common share—basic and diluted:
Continuing operations	$(3.15)	$(5.21)	$(9.79)
Discontinued operations	(0.29)	(1.16)	(0.58)

	$(3.44)	$(6.37)	$(10.37)

Weighted-average number of common shares outstanding	1,995	1,981	1,970

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Preferred stock		Common stock
					Additional paid-in capital	Retained deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount
Balance, December 30, 2000 (Unaudited—see Note 1)	—	—	1,966	20	61,374	(15,433)	45,961
Issuance of preferred stock, net	3,778	3,778	—	—	3,323	—	7,101
Preferred dividends	193	193	—	—	241	(434)	—
Employee stock plan	—	—	4	—	45	—	45
Non-employee director compensation	—	—	6	—	140	—	140
Net loss	—	—	—	—	—	(19,993)	(19,993)

Balance, December 31, 2001 (Unaudited—see Note 1)	3,971	3,971	1,976	20	65,123	(35,860)	33,254
Preferred dividends	164	164	—	—	205	(910)	(541)
Non-employee director compensation	—	—	12	—	88	—	88
Net loss	—	—	—	—	—	(11,700)	(11,700)

Balance, December 30, 2002	4,135	4,135	1,988	20	65,416	(48,470)	21,101
Preferred dividends	—	—	—	—	—	(928)	(928)
Non-employee director compensation	—	—	14	—	35	—	35
Net loss	—	—	—	—	—	(5,925)	(5,925)

Balance, December 29, 2003	4,135	$4,135	2,002	$20	$65,451	$(55,323)	$14,283

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal years ended
	December 29, 2003	December 30, 2002	December 31, 2001
			(Unaudited—see Note 1)
Cash flows from operating activities:
Net loss	$(5,925)	$(11,700)	$(19,993)
Adjustments to reconcile net loss to cash flows (used in) provided by operating activities:
Depreciation and amortization	792	3,569	7,714
Loss provision for impairment of assets and restructuring charges	5,728	7,596	5,699
Expenditures for exit from disposed properties	(29)	—	—
Loss on sale of Chart House Business	572	2,433	—
(Gain) loss on disposal of assets	(6)	37	1,101
Common stock issued in lieu of compensation	35	88	140
Amortization of debt issuance costs, included in interest expense	—	443	1,168
Provision for net deferred income tax asset	—	—	5,380
Changes in working capital:
(Increase) decrease in accounts receivable	(59)	2,117	1,043
Decrease in inventories	46	243	36
(Increase) decrease in prepaid expenses and other current assets	(50)	(370)	164
Decrease (increase) in other non-current assets	8	(471)	15
Decrease in accounts payable	(390)	(8,381)	(2,112)
(Decrease) increase in accounts payable to related parties	—	(1,510)	577
Decrease in accrued liabilities	(1,463)	(2,341)	(1,135)
Decrease in liabilities of discontinued operations	(170)	(1,663)	—
(Decrease) increase in other non-current obligations (excluding current portion)	(169)	347	491

Cash (used in) provided by operating activities	(1,080)	(9,563)	288
Cash flows from investing activities:
Proceeds from sale of Chart House Business	—	52,022	—
Expenditures for disposal of Chart House Business	(572)	—	—
Expenditures for equipment and improvements	(80)	(971)	(9,869)
Proceeds from sale of equipment and improvements	—	—	98
Proceeds from sale of other assets	15	—	—

Cash (used in) provided by investing activities	(637)	51,051	(9,771)

Cash flows (used in) provided by financing activities:
Net (payments) borrowings under revolving credit agreement	—	(14,395)	2,800
Payments on term loans	(501)	(10,836)	(2,328)
Payments on borrowings from related parties	—	(5,000)	(579)
Restricted cash for letters of credit	75	(2,702)	—
Payments on acquisition indebtedness	—	(125)	(746)
Preferred stock dividend payments	(928)	(465)	—
Debt and equity issuance costs	—	(400)	(1,701)
Reduction of obligations under capital leases	(29)	(174)	(210)
Borrowings from related parties	—	—	3,579
Proceeds from issuance of common stock	—	—	45
Proceeds from issuance of preferred stock	—	—	8,500

Cash (used in) provided by financing activities	(1,383)	(34,097)	9,360

(Decrease) increase in cash	(3,100)	7,391	(123)
Cash and cash equivalents, beginning of period	7,651	260	383

Cash and cash equivalents, end of period	$4,551	$7,651	$260

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 29, 2003

(INFORMATION WITH RESPECT TO 2001 IS UNAUDITED)

(1)   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

        The Company consummated the sale of 39 of its 45 then-existing restaurants to a third party as of July 30, 2002. See Note 2 "Sale of the Chart House Business." The operations of these restaurants have been presented as discontinued operations for the fiscal year ended 2002, and the Company has reclassified its Consolidated Statements of Operations for the fiscal year ended 2001 in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). The Company also consummated a sale of three of its five steakhouses on January 7, 2004 and its Board of Directors approved a proposal in September 2003 to sell its remaining two steakhouses and related intellectual property. See Note 3 "Sale of the Angelo and Maxie's Brand and Related Assets" and Note 12 "Subsequent Events." In connection with the consummated sale of three of the Company's five steakhouses and the proposed sale of its remaining two steakhouses and related intellectual property, the assets of the Angelo and Maxie's restaurants are considered to be held for sale in accordance with FAS 144. However, the assets of the Angelo and Maxie's restaurants are not presented as held for sale on the accompanying Consolidated Balance Sheets and the operations of those restaurants are not presented as discontinued on the Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

        Arthur Andersen LLP, the independent auditors that audited the Company's consolidated financial statements for 2001, resigned as the Company's auditors during May 2002 and subsequently ceased operations. Consequently, Arthur Andersen is no longer available to audit the reclassification adjustments made to the 2001 consolidated statement of operations and consent to the inclusion of its audit opinion for these years. In view of the significant financial and administrative burden on the Company of having its 2001 consolidated financial statements re-audited by the Company's current auditors, KPMG LLP, the Consolidated Balance Sheet at December 31, 2001, Consolidated Statements of Operations, Stockholders' Equity, and Cash Flows for the fiscal year ended 2001, and the related notes thereto, are unaudited. While the consolidated financial statements for 2001 are unaudited, they include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for that year. The consolidated financial statements for the fiscal years ended 2003 and 2002 have been audited by KPMG LLP.

        The Company reports fiscal years under a 52/53-week format. This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results. The fiscal quarters for the Company consist of 13-week periods. Under this method, certain years will contain 53 weeks. Fiscal 2003 and 2002 contained 52 weeks, while fiscal 2001 contained 53 weeks.

        On February 22, 2002, the Company effected a reverse stock split of its Common Stock pursuant to which each six shares of Common Stock issued and outstanding on such date were reclassified as and converted into one share of Common Stock immediately following the reverse stock split. The reverse stock split has been reflected in the accompanying financial statements and notes thereto as if it had occurred on December 25, 2000 for comparative purposes.

Nature of Operations

        The Company is engaged in the restaurant business. At December 29, 2003 and December 30, 2002, the Company operated five Angelo and Maxie's Steakhouses. The restaurants are located in New York, Washington DC, Virginia, and Florida. The Company operated six Angelo and Maxie's Steakhouses at December 31, 2001. On January 7, 2004, the Company consummated a sale of three of its five steakhouses located in New York, Washington, DC and Virginia. See also Note 2 "Sale of the Chart House Business," Note 3 "Sale of the Angelo and Maxie's Brand and Related Assets," Note 4 "Impairment of Assets and Restructuring Charges" and Note 12 "Subsequent Events."

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

Accounts Receivable

        Accounts receivable primarily consists of receivables from credit card processors. The allowance for doubtful accounts was $0.1 million at both December 29, 2003 and December 30, 2002.

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

        Depreciation and amortization expense related to equipment and improvements utilized in the continuing business was $0.8 million, $1.3 million, and $1.7 million in 2003, 2002, and 2001, respectively. Depreciation and amortization expense related to equipment and improvements utilized in the Chart House Business was $2.2 million and $5.0 million in 2002 and 2001, respectively, and is included in discontinued operations.

        The Company capitalizes interest costs directly related to the acquisition of equipment and improvements. Capitalized interest, net of accumulated amortization, was $0.2 million, $0.2 million, and $0.3 million at December 29, 2003 December 30, 2002 and December 31, 2001, respectively, and is reflected with leasehold interests and improvements on the balance sheet. Interest costs capitalized during 2001 totaled $0.1 million; no interest costs were capitalized during 2003 or 2002. The capitalized costs are amortized over the respective lives of the assets. Amortization expense related to these capitalized costs was less than $0.1 million during fiscal years 2003, 2002 and 2001.

        The Company evaluates its equipment and improvements for impairment in accordance with FAS 144. Such evaluation indicated that the recorded value of the restaurant leasehold improvements was impaired by $3.6 million in 2003. The Company also recorded an impairment charge for certain restaurant equipment and improvements of $4.6 million in 2001. See Note 4 "Impairment of Assets and Restructuring Charges." There were no such impairment charges recorded in 2002, however, $0.2 million of corporate leasehold improvements were written-off in conjunction with the sale of the Chart House Business and a corresponding restructuring charge was recorded. In 2003, the Company recorded an additional $0.1 million restructuring charge in 2003 resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at its corporate headquarters after its lease expired in June 2003. See Note 2 "Sale of the Chart House Business."

Capital Lease

        The Company has subleased one of its restaurant properties to a third party, but was not relieved of its primary obligation under the original lease. This lease is characterized as a capital lease in accordance with FAS 13. In accordance with FAS 13, this lease continues to be reflected on the balance sheet as a capital lease. Amortization of the leased property is included with depreciation and amortization. The non-cash reduction of the capital lease obligation is reflected in other income.

Restricted Cash

        The Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit. Restricted cash is reflected as a non-current asset, reflecting the nature of the underlying letters of credit. See Note 13 "Commitments and Contingencies."

Intangibles

        Intangibles, net of accumulated amortization, are as follows:

	December 29, 2003	December 30, 2002
Trade name	$2,333	$4,278
Liquor licenses	37	37

	$2,370	$4,315

        The value of the Angelo and Maxie's trade name was determined using industry estimates for returns on assets and was recorded when the asset was purchased in 1999. The trade name was being amortized using the straight-line method over 20 years. Beginning in 2002, the Company no longer recognizes amortization expense on the trade name but conducts an ongoing impairment review of the asset in accordance with FAS 142. During 2003, the Company recorded impairment charges totaling $2.0 million to the Angelo and Maxie's trade name. During 2002, the Company also recorded an impairment charge related to the trade name of $1.7 million. See Note 4 "Impairment of Assets and Restructuring Charges." Amortization expense related to the trade name was $0.3 million in 2001.

        Goodwill represents the excess of purchase price over the fair market value of net identifiable assets acquired. Goodwill recorded prior to 1999 was being amortized using the straight-line method over 40 years. Goodwill acquired in 1999 was being amortized using the straight-line method over 20 years. During 2002, in accordance with FAS 142, the Company recorded an impairment charge against the goodwill associated with the Angelo and Maxie's Steakhouses of $3.7 million. See Note 4 "Impairment of Assets and Restructuring Charges." The goodwill related to the Chart House restaurants was included in the cost basis of the Chart House Business sold during 2002. See Note 2 "Sale of the Chart House Business." Amortization expense related to goodwill associated with the Angelo and Maxie's Steakhouses was $0.2 million for 2001. Amortization expense related to goodwill associated with the Chart House restaurants was also $0.2 million for 2001, and is included in discontinued operations.

        Pro forma net loss available to common shares and per share amounts excluding amortization of trade name and goodwill would be as follows (in thousands, except for per share amounts):

	2003	2002	2001
			(Unaudited—see Note 1)
Net loss available to common shares:
As reported	$(6,853)	$(12,610)	$(20,427)
Pro forma	(6,853)	(12,610)	(19,727)
Net loss per common shares—basic and diluted
As reported	$(3.44)	$(6.37)	$(10.37)
Pro forma	(3.44)	(6.37)	(10.01)

        The carrying values of liquor licenses are recorded at the lower of cost or net realizable value and are not being amortized. The majority of the Company's liquor licenses were transferred to a third party during 2002. See Note 2 "Sale of the Chart House Business."

        A non-compete agreement related to a prior owner of the original Angelo and Maxie's Steakhouse and has been amortized straight-line over the three year life of the agreement. The Company recorded amortization expense of $0.1 million in 2002, and $0.2 million in 2001, related to this non-compete agreement.

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

Deferred Gain

        During 1997, the Company sold its interest in a partnership resulting in a gain of approximately $1.0 million. As part of the transaction, the Company guaranteed $4.0 million of the buyer's note obligation to its lender through January 2004. Accordingly, the gain on the transaction has been deferred until the guarantee expires. See Note 13 "Commitments and Contingencies."

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

Advertising

        The Company records advertising expense as incurred. Advertising expense included in continuing operations was $0.1 million, $0.4 million and $0.5 million in 2003, 2002, and 2001, respectively.

Pre-Opening Costs

        Pre-opening costs include hiring and training of employees for new restaurants and are expensed as incurred.

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been provided to reduce deferred tax assets to the amounts expected to be realized. The Company determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset that existed at the beginning of 2001 and increased its valuation allowance by $5.4 million in the third quarter 2001, resulting in a 100% deferred tax asset reserve. See Note 5 "Income Taxes."

Stock-Based Compensation

        The Company has elected to account for stock-based compensation under the intrinsic value method of accounting. This method measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's policy is to grant stock options to purchase the Company's stock at a price equal to fair market value at the date of grant. Had the Company elected to recognize compensation expense determined under the fair value method of accounting for stock-based compensation as prescribed by FAS 123 and FAS 148, the Company's net loss available to common shares and per share amounts would reflect the following pro forma amounts (in thousands, except for per share data):

	2003	2002	2001
			(Unaudited—see Note 1)
Net loss available to common shares:
As reported	$(6,853)	$(12,610)	$(20,427)
Pro forma	(6,853)	(13,273)	(20,833)
Net loss per common shares—Basic and diluted
As reported	$(3.44)	$(6.37)	$(10.37)
Pro forma	(3.44)	(6.70)	(10.58)

        See also Note 9 "Stock Option Plans."

Net Income/Loss Per Common Share

        Basic earnings per share is computed by dividing net loss available to common shareholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if all common stock equivalents were outstanding. Common stock equivalents are anti-dilutive, by definition, in periods reporting losses and, therefore, excluded from the weighted-average number of shares calculation. In addition, the Company issued Series A Preferred Stock during 2001, shares of which are convertible into shares of Common Stock on a six-for-one basis. There were approximately 4,135,000 shares of Series A Preferred Stock outstanding at December 29, 2003, that have also been excluded from the calculation of loss per share because their impact is anti-dilutive. These amounts reflect the impact of the reverse stock split. Diluted earnings per share equals basic earnings per share for all periods presented.

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

        In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("VIEs") ("FIN 46R"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company will be required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. The Company currently has no contractual relationships or other business relationships with a variable entity.

        FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company believes the adoption of this standard will have no material impact on the consolidated financial statements.

        In April 2002, FASB Statement No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, was issued. Statement 145 amends existing guidance on reporting gains and losses on the extinguishment of debt to prohibit the classification of the gain or loss as extraordinary, as the use of such extinguishments have become part of the risk management strategy of many companies. Statement No. 145 also amends FASB Statement No. 13, Accounting for Leases, to require sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The provisions of Statement 145 related to the rescission of FASB Statement No. 4, Reporting Gains and Losses from Extinguishment of Debt, were applied in fiscal years beginning after May 15, 2002. The provisions of Statement 145 related to Statement 13 were effective for transactions occurring after May 15, 2002. Upon the adoption of Statement 145, the Company has reclassified a $0.9 million charge in the Statement of Operations for fiscal 2001 for a material modification of its debt from an extraordinary item to continuing operations.

(2)   SALE OF THE CHART HOUSE BUSINESS

        In May 2002, the Board of Directors of the Company authorized the sale of 38 Chart House restaurants and one Peohe's restaurant (the "Chart House Business") to a third party. The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities. The Company used $30.8 million of the proceeds to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party. See Note 6 "Debt." The Company recorded a provision for estimated loss on sale of discontinued operations of $3.7 million in second quarter 2002, which was revised to $2.4 million in the third quarter 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords' consent to assign certain leases to the Purchaser. In fiscal 2003, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.6 million loss on the sale.

        The sale received the approval of the Company's stockholders at a special meeting held on July 30, 2002. At the special meeting, the Company's stockholders also approved the change of the Company's name from Chart House Enterprises, Inc. to Angelo and Maxie's, Inc. The asset purchase agreement provides for, among other things, post-closing adjustments to the consideration received to account for any differences between actual and estimated purchased current assets, assumed current liabilities, and certain prorated expenses. The Company continues to seek approximately $0.3 million from the Purchaser, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and related interest, costs, and attorneys' fees. The Company has taken legal action to collect these funds. The Purchaser has filed a counterclaim, seeking a purchase price adjustment of $0.15 million.

        The operations of the Chart House Business are reflected as discontinued in the consolidated financial statements. Operations for the Chart House Business ceased for the Company on July 29, 2002.

Condensed financial information for the results of operations for the discontinued operations is as follows (in thousands):

	Fiscal years ended
	December 30, 2002	December 31, 2001
		(Unaudited—see Note 1)
Revenues	$68,859	$121,108
Total restaurant costs	61,739	106,555
General and administrative expenses	4,713	10,273
Depreciation and amortization	2,201	5,227
Interest expense, related to capital leases	60	186

Income (loss) from discontinued operations	$146	$(1,133)

(3)   SALE OF THE ANGELO AND MAXIE'S BRAND AND RELATED OPERATING ASSETS

        In August 2003, the Board of Directors approved the sale of three of the Company's then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C. The purchaser, McCormick and Schmick Restaurant Corp. ("M&S"), intends to convert all three steakhouses to another restaurant concept. On October 31, 2003, the Company entered into a definitive agreement to sell the three steakhouses to M&S for $5.35 million in cash, subject to certain adjustments for current assets and liabilities. The transaction closed on January 7, 2004. See Note 12 "Subsequent Events."

        In September 2003, the Board of Directors approved a proposal to sell the Company's remaining two steakhouses and certain Angelo and Maxie's intellectual property. No assurances can be provided as to whether or when a transaction will be consummated.

        In connection with the consummated sale of three of the Company's steakhouses, and the proposed sale of the remaining two steakhouses and related intellectual property, the assets of the Angelo and Maxie's restaurants are considered to be held for sale in accordance with FAS 144. However, the assets of the Angelo and Maxie's restaurants are not presented as held for sale on the accompanying Consolidated Balance Sheets and the operations of those restaurants are not presented as discontinued on the Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

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

        During the second quarter 2003, the Company completed its review as required by FAS 142 by comparing its carrying value for the Angelo and Maxie's restaurant business to estimated fair market value. In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment. Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company's historical and projected operating performance. Such evaluation indicated that the recorded value of the Angelo and Maxie's trade name was impaired by $0.7 million and that the recorded value of the restaurant leasehold improvements were impaired by $3.6 million at the end of the second quarter 2003. In addition, on June 30, 2003, the Company's lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs. In connection therewith, the Company recorded a $0.1 million restructuring charge during the second quarter 2003 resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at the vacated facility. During the fourth quarter 2003, the Company completed an additional review of the carrying value of the Angelo and Maxie's restaurant business in relation to estimated fair market value. Such evaluation indicated that the recorded value of the Angelo and Maxie's trade name was further impaired by $1.3 million due to a reduction in the total consideration being offered for the proposed sale of the Angelo Maxie's trade name and two remaining restaurant locations. A related charge to continuing operations of $1.3 million was recorded in the fourth quarter 2003. See Note 3 "Sale of the Angelo and Maxie's Brand and Related Operating Assets."

        During the second quarter 2002, the Company completed its required review by comparing its carrying value for the Angelo and Maxie's Steakhouse business to fair market value. Such evaluation indicated that the recorded value of goodwill and trade name of the Angelo and Maxie's Steakhouse business was impaired by $5.4 million and a related charge to continuing operations was recorded in the second quarter 2002.

        During the third quarter 2002, the Company determined that corporate leasehold improvements had been impaired due to the significant reduction in corporate staff utilizing the assets subsequent to the sale of the Chart House Business. The Company recorded a $0.2 million charge to continuing operations to reflect these assets at fair value.

        The Company also recorded in the second quarter 2002 a $1.7 million charge for severance due to the corporate work force reduction associated with the sale of the Chart House Business. In the third quarter 2002, the Company recorded a $0.3 million charge for excess corporate costs related to the reduction in staffing requirements as a result of the sale of the Chart House Business for which the Company will not receive future economic benefit. Such costs primarily include excess corporate office lease payments. The unpaid balance of $1.1 million for accrued severance and excess corporate costs is presented in the December 30, 2002 balance sheet in accrued liabilities.

        During 2001, the Company recorded a provision for asset impairment in the amount of $4.6 million related to equipment and improvements. The evaluation that resulted in this asset impairment charge was prompted by the significant decline in revenues experienced by the Company following the events of September 11, 2001. The Company also recorded in 2001 exit costs of $1.1 million, primarily to terminate leases on two existing restaurants and three locations where restaurant development plans had been canceled.

        The following table illustrates the amounts paid and charged against the liability for restructuring, severance, and other exit costs (in thousands):

	2003	2002	2001
			(Unaudited—See Note 1)
Beginning balance	$1,743	$1,687	$1,604
Amount expensed	162	2,021	1,094
Amount paid	(1,662)	(1,965)	(1,011)

Ending balance	$243	$1,743	$1,687

Due within 12 months	$243	1,377
Non-current portion	$—	366

        The liability at December 29, 2003 represents severance owed to an employee terminated as a result of the sale of the Chart House Business. This liability is included with accrued liabilities on the accompanying consolidated balance sheet as of December 29, 2003.

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

(5)   INCOME TAXES

        The provision for income taxes consists of the following components (in thousands):

	Fiscal years ended
	December 29, 2003	December 30, 2002	December 31, 2001
			(Unaudited—See Note 1)
Current:
State	$(205)	$(260)	$(28)
Federal	(925)	(1,175)	(127)

Total current	(1,130)	(1,435)	(155)

Deferred:
State	205	260	1,003
Federal	925	1,175	4,532

Total deferred	1,130	1,435	5,535

Provision for income taxes	$—	$—	$5,380

        The income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 29, 2003	December 30, 2002
Deferred tax assets:
Net operating loss carryforwards	$20,620	$16,327
Deferred tax credits, including targeted jobs and FICA credit carryforwards	8,460	8,125
State income taxes	—	—
Excess of book depreciation over tax depreciation	1,240	2,476
Excess of book expense over tax expense related to restructuring charges	231	1,531
Compensation and benefits	773	1,358
Excess of book expense over tax expense related to fixed asset impairments	1,332	1,109
Excess of book expense over tax expense related to capitalized leases	779	771
Other deferred costs	396	731

Deferred tax assets	33,831	32,428

Deferred tax liabilities:
State income taxes	—	—
Compensation and benefits	—	—

Deferred tax liabilities	—	—

Net deferred tax assets	33,831	32,428
Less: Valuation allowance	(33,831)	(32,428)

Net deferred tax assets	$—	$—

        Net operating loss carryforwards were $53.6 million and $42.4 million at December 29, 2003 and December 30, 2002, respectively. Operating loss carry forwards expire annually beginning in the year 2018. Tax credits expire in various years beginning in the year 2010.

        The Company increased its valuation allowance by $1.4 million (including amounts related to prior year), $8.2 million, and $13.4 million (including the write-off of its deferred tax asset that existed at the beginning of fiscal 2001 in the amount of $5.4 million) during 2003, 2002, and 2001, respectively.

        The provision for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income before tax as follows (in thousands):

	Fiscal years ended
	December 29, 2003	December 30, 2002	December 31, 2001
			(Unaudited—See Note 1)
Statutory Federal income tax benefit	$(1,967)	$(3,978)	$(6,801)
FICA tax credit, net	(140)	(617)	(495)
State income taxes, net of Federal benefit	(257)	(496)	(874)
Amortization of goodwill	—	—	75
Keyman's insurance	—	2	2
Meals and entertainment	6	8	30
Deferred tax asset valuation allowance	2,358	5,081	13,443

Provision for income taxes	$—	$—	$5,380

(6)   DEBT

        The Company had a Revolving Credit and Term Loan Agreement ("Credit Agreement") with a group of three banks, which was retired in August 2002 in connection with the sale of the Chart House Business. The Company made scheduled principal payments on the term loan portion of the Credit Agreement of $0.9 million and $2.3 million in fiscal 2002 and fiscal 2001, respectively. On August 1, 2002, all outstanding amounts, including principal of $24.1 million and accrued interest of $0.2 million, were paid in full with proceeds from the sale of the Chart House Business. See Note 2 "Sale of the Chart House Business." Interest under the Credit Agreement accrued at the prime interest rate, plus 2.75%. The balance outstanding under the Credit Agreement, prior to retirement, included $1.5 million funded by EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)"), a related party, which accrued interest at LIBOR plus 14.0% due to the subordinate nature of the related party's participation in the Credit Agreement. Cash paid for interest, net of amounts capitalized, was $3.0 million and $4.3 million in fiscal 2002 and 2001, respectively. On May 1, 2002, the Credit Agreement was amended to provide for, among other things, an extension of the maturity date to August 30, 2002. In connection with this amendment, the Company paid fees of $0.4 million, which is included with interest expense in the statement of operations for fiscal 2002.

        During the period from November 2000 to January 2001, EGI-Fund (01) and certain other related parties made available to the Company an aggregate $11.0 million pursuant to unsecured notes. Amounts outstanding under the notes were subordinated to amounts owing under the Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan. The terms of the notes were amended and restated in February 2001, increasing the availability of borrowing to $13.0 million. During June 2001, one note was repaid and availability under the second note agreement was reduced to $5.0 million in conjunction with the Company raising equity financing through the issuance of Series A Preferred Stock. The remaining note, owed to EGI-Fund (01), accrued interest at the applicable Eurodollar rate plus 16.0% and had a scheduled maturity of March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of the availability of the borrowings under the note through June 2001. On August 1, 2002, all outstanding amounts were paid in full with proceeds from the sale of the Chart House Business. See Note 2 "Sale of the Chart House Business" and Note 11 "Related Party Transactions."

        During the second quarter 2003, the Company prepaid, without penalty, two notes aggregating to $0.5 million that were held by one of its landlords. The notes originally were in the aggregate amount of $0.7 million, amortized over seven year terms, bore interest at 9.0%, and were payable in monthly installments.

(7)   LEASES

        As of December 29, 2003, the Company was committed under various long-term operating lease agreements for its restaurant properties, which expire on various dates through 2020. In addition, most of the leases contain renewal options ranging from five to fifteen years. Certain of the Company's restaurant leases require the payment of additional rent equal to the amount by which a percentage of annual revenues exceeds annual minimum rentals. No such contingent rentals were owed for the continuing operations during 2003, 2002, or 2001, however, contingent rentals were included with the discontinued operations for 2002 and 2001 and amounted to $1.1 million and $2.3 million, respectively. In addition, the Company entered into an operating lease with a related party during 2003 for office space for the Company's six corporate employees. This agreement is terminable by either party with a thirty day notice. See Note 11 "Related Party Transactions."

        The Company's restaurant operating leases all contain scheduled rent increases. In accordance with FAS 13, rent expense is recognized on a straight-line basis over the life of the lease term. The related accrued liability is included in other long-term obligations.

        On January 7, 2004, the Company completed a sale of three of its then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C. In conjunction with this transaction, the Company was released from its liabilities on the operating leases with respect to each of the three sold properties. See Note 12 "Subsequent Events."

        As of December 29, 2003, the Company's commitment under its operating leases for minimum rental payments through the end of its primary lease terms was as follows (in thousands):

Fiscal years ending (1)
2004	$2,181
2005	2,206
2006	2,278
2007	2,295
2008	1,944
Thereafter	11,966

$22,870

(1)
On January 7, 2004, the Company sold three of the properties included in this table and transferred the operating lease obligation with respect to each sold property to the purchaser as of that date. The transfer of the three operating lease obligations reduces the total operating lease obligation for each period listed above by the following amounts (in thousands):

2004:	$1,225
2005:	1,265
2006:	1,338
2007:	1,351
2008:	1,356
Thereafter:	11,385

Total:	$17,920

        Minimum rental expense for all operating leases associated with the continuing operations was $2.4 million, $2.3 million, and $2.9 million for 2003, 2002, and 2001, respectively. Minimum rental expense for all operating leases associated with the discontinued operations was $3.1 million and $5.2 million for 2002 and 2001, respectively.

        The Company is committed under a long-term capital lease agreement at a location it has subleased to a third party. This capital lease continues to be reflected on the balance sheet in accordance with FAS 13. Non-cash reductions to the liability are reflected as other income in continuing operations. Amortization of the leased property under this capital lease is included in depreciation and amortization on the consolidated statements of operations. Non-cash interest expense related to this capital lease was approximately $0.2 million for each of 2003, 2002, and 2001. At December 29, 2003, minimum lease payments due under this capital lease are as follows (in thousands):

Fiscal years ending
2004	205
2005	205
2006	205
2007	205
2008	205
Thereafter	2,950

Total minimum lease payments	3,975
Less: Amount representing interest	2,097

Total obligation under capital lease	1,878
Less: Current portion	30

Long-term obligation under capital leases, with a weighted-average interest rate of 9.5%	$1,848

        The Company is also contingently liable, in certain circumstances, for leases at locations it no longer operates. See Note 13 "Commitments and Contingencies."

(8)   EMPLOYEE BENEFIT PLANS

        The Company's terminated its 401(k) Plan effective September 30, 2002. Company matching contributions and administrative costs associated with the plan were $0.1 million for each of 2002 and 2001.

(9)   STOCK OPTION PLANS

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

        In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Stock Option Plan, which authorizes the grant of non-qualified stock options to employees to purchase up to 166,667 shares of the Company's Common Stock. The options granted generally vest at a rate of 20% per year over five years and expire ten years from the date of grant. Some options vest five years from the date of grant or earlier if the fair market value of the Company's Common Stock achieves certain levels in accordance with the plan. Option holders typically have 90 days to exercise their fully vested options subsequent to their termination of employment after which point the unexercised options are forfeited. There are 162,428 options available for future grant under the plan as of December 29, 2003.

        In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Non-Employee Director Stock Compensation Plan, which authorizes the grant of stock options to non-employee directors to purchase up to 8,333 shares of the Company's Common Stock. The options granted generally vest 50% on the first anniversary date and 100% on the second anniversary date and expire ten years from the date of grant. Option holders typically have six months to exercise their fully vested options subsequent to their termination date after which point the unexercised options become forfeited. There are 5,833 options available for future grant under the plan as of December 29, 2003.

        In May 2000, the Board of Directors adopted, and stockholders of the Company approved, the 2000 Non-Employee Director Equity Compensation Plan. The plan provides the right for each non-employee director, at his or her election, to receive either Company stock units or stock options in lieu of cash compensation. Up to 100,000 shares of the Company's Common Stock are authorized for issuance under the plan. Following the Company's reverse stock split, there were 66,667 shares of the Company's Common Stock authorized under the plan. Subsequently, the Company's Board of Directors amended the plan to make an additional 33,333 shares of the Company's Stock available under the plan. The stock units vest over a twelve-month period from the date of grant. A total of 31,938 stock units have been granted under this plan. The stock options are granted at the fair market value on the date of grant and vest five years from the date of grant or earlier if the fair market value of the Company's Common Stock achieves certain levels, in accordance with the plan. The options expire ten years from the date of grant. Option holders typically retain the vested portion of their options subsequent to the end of their service period on the Board. There are 25,944 options and/or stock units available for future grant under the plan as of March 22, 2004.

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

        The sale of the Chart House Business constituted a Change in Control as defined by the stock option plans referenced above, as a result of which all outstanding options have become fully vested.

        The following table summarizes stock option activity for 2003, 2002, and 2001:

	ISO Plan/ other	1989 Plan	1992 Plan	1996 Employee Plan	2000 Director	Total shares	Weighted- average exercise price per share
Outstanding at December 25, 2000 (Unaudited—see Note 1)	45,833	291	1,000	105,799	5,503	158,426	36.42
Granted	29,167	—	—	8,935	9,303	47,405	17.58
Exercised	—	—	—	—	—	—	—
Forfeited	(16,667)	(291)	(167)	(43,524)	—	(60,649)	33.72

Outstanding at December 31, 2001 (Unaudited—see Note 1)	58,333	—	833	71,210	14,806	145,182	31.38
Granted	—	—	—	—	27,314	27,314	2.45
Exercised	—	—	—	—	—	—	—
Forfeited	(26,667)	—	(833)	(69,543)		(97,043)	36.80

Outstanding at December 30, 2002	31,666	—	—	1,667	42,120	75,453	13.89
Granted	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—	—

Outstanding at December 29, 2003	31,666	—	—	1,667	42,120	75,453	13.89

Exercisable at December 31, 2001	22,500	—	833	35,963	—	59,296	39.30
Exercisable at December 30, 2002	31,666	—	—	1,667	42,120	75,453	13.89
Exercisable at December 29, 2003	31,666	—	—	1,667	42,120	75,453	13.89

        The following table summarizes information concerning outstanding and exercisable stock options as of December 29, 2003:

	Shares covered by options		Weighted-average exercise price		Weighted- average remaining contractual life
Exercise prices
	Outstanding	Exercisable	Outstanding	Exercisable
$ 2.45	27,314	27,314	$2.45	$2.45	8.37
15.90	38,466	38,466	15.90	15.90	7.38
34.88	7,171	7,171	34.88	34.88	6.37
39.75	834	834	39.75	39.75	3.39
51.75	1,668	1,668	51.75	51.75	4.35

Total	75,453	75,453	13.89	13.89	7.53

        The weighted-average fair value of options granted during 2002 and 2001 were $1.18 and $1.56, respectively. There were no new options granted during 2003. The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

	2002	2001
		(Unaudited—see Note 1)
Expected stock price volatility	88%	73%
Risk-free interest rate	3.0%	4.4%
Expected lives	2 years	6 years

(10) STOCKHOLDERS' EQUITY

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

        Shares of the Series A Preferred Stock are convertible by the holder at any time into shares of Common Stock on a six-for-one basis, as a consequence of the reverse stock split which became effective February 22, 2002. The Company may, under certain circumstances, redeem the Series A Preferred Stock at redemption prices that increase each year. The initial redemption price is 150% of the original issuance price. The terms of the Series A Preferred Stock provide that, upon liquidation, dissolution, or the occurrence of a change in control of the Company, holders of the Series A Preferred Stock will receive, before any payment is made upon the Common Stock, a payment equal to the greater of (a) $2.25, plus all accrued but unpaid dividends to date, plus, if after the payment is made, there are any remaining assets and funds, they will be distributed to holders of the Series A Preferred Stock and the Company's other equity securities, ratably, on an as-converted basis, provided that the additional distribution to holders of the Series A Preferred Stock will not exceed $4.0 million in the aggregate, subject to reduction in certain circumstances; or (b) the amount determined by dividing (i) the total amount available for distribution, by (ii) the total number of outstanding shares of Common Stock, determined on an as-converted basis.

(11) RELATED PARTY TRANSACTIONS

        Payments to related parties totaled $0.8 million, $8.3 million, and $2.4 million in 2003, 2002, and 2001, respectively. Payments during 2002 include debt repayments of $6.5 million, plus interest of $1.2 million. Payments during 2001 include debt repayments of $0.6 million, interest payments of $0.9 million, and a standby letter of credit fee of $0.4 million. See Note 6 "Debt." The remainder of the payments relate to consulting fees and leasing costs.

        During 2002 and 2001, the Company was party to a marketing agreement with Rewards Network, Inc. ("iDine"), a related party and owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through the relationships iDine had established with major airlines to feature the Company's restaurants as preferred dining choices. iDine provided web and print promotional services that were designed to create incentives for members to dine at the Company's restaurants, especially during the Company's restaurants' non-peak days. The Company received from iDine $1.0 million in both 2002 and 2001. The Company paid $2.5 million and $3.1 million during 2002 and 2001, respectively, pursuant to this agreement. This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business. See Note 2 "Sale of the Chart House Business." The Company has no further obligations under this agreement.

        In the second quarter 2003, the Company entered into a loaned employee agreement with iDine, which provided for, among other things, that the Company's President and Chief Executive Officer provide advisory services to iDine's Executive Management Team for up to sixteen hours per week, in exchange for a fixed amount to be paid to the Company. The original agreement commenced May 19, 2003 and expired June 30, 2003. The agreement was amended by the Company and iDine to, among other things, extend the termination date from June 30, 2003 to August 8, 2003. In fiscal 2003, the Company recognized $32,000 of service revenues pursuant to this agreement.

        On December 11, 2003, the Company's President and Chief Executive Officer became a full-time employee of iDine. In connection with this change, the Company entered into a new agreement with iDine whereby services provided to the Company by the Company's President and Chief Executive Officer are billed to the Company by iDine based on an agreed upon hourly rate. The Company incurred no costs during fiscal 2003 pursuant to this agreement.

        On June 26, 2003, the Company entered into an operating lease for office space with a related party. This agreement provides, among other things, that the landlord provide office space for the Company's six corporate employees and certain office services. This agreement is terminable by either party with a thirty day notice. The Company made payments of $15,000 pursuant to this agreement in fiscal 2003.

        The relationships described above stem from one or more Company stockholders and/or members of the Company's Board of Directors maintaining ownership interest in and influential management positions at or within the related parties' organizations.

(12) SUBSEQUENT EVENTS

        On January 7, 2004, the Company completed a sale of three of its then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C. The Purchaser intends to convert all three steakhouses to another concept. The Company received $5.35 million in cash for this transaction, subject to certain adjustments for current assets and liabilities. See Note 3 "Sale of the Angelo and Maxie's Brand and Related Operating Assets."

        On February 20, 2004, the Company filed in the Chancery Court for the State of Delaware an additional complaint against the purchaser of the Chart House Business ("Purchaser") and its parent company, Landry's Restaurant's, Inc. ("Landry's). See Note 13 "Commitments and Contingencies."

(13) COMMITMENTS AND CONTINGENCIES

        The Company periodically is a defendant in litigation incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

        The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations. In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.6 million and $2.7 million at December 29, 2003 and December 30, 2002, respectively. Such funds are disclosed on the consolidated balance sheets as restricted cash, a non-current asset.

        The Company is contingently liable, in certain circumstances, for lease obligations in respect of 20 properties subleased or assigned to third parties in the event of a default by the third party. In connection with the sale of the Chart House Business, the Company received a guarantee by Landry's with respect to 19 of these properties. On February 20, 2004, the Company filed in the Chancery Court for the State of Delaware a complaint against the Purchaser and Landry's. The claim demands that Landry's perform its obligation to guarantee the full and timely performance of all obligations and agreements of the Purchaser (the "Guarantee"). See Note 12 "Subsequent Events." In November 2003, the Purchaser defaulted on one of the real estate leases (the "Lease") that it assumed when it acquired the Chart House Business. Future undiscounted cash payments pursuant to the Lease exceed $30,000,000 over a 17 year period. Historically, the Company has been treating the Lease and other surviving real estate obligations of the Chart House Business as contingent liabilities, as the likelihood of the Company having to perform on those obligations is remote in light of the Guarantee. With respect to the other property, the Company holds a standby letter of credit from the sublessee of this property equaling one year's rent on the property.

        Minimum lease payments related to these 20 properties through the end of each primary lease term are as follows (in thousands):

Fiscal years ending
2004	$4,494
2005	4,389
2006	4,141
2007	3,762
2008	3,544
Thereafter	30,446

$50,776

        In connection with a 1997 sale of previously operated restaurants, the Company agreed to guarantee up to $4.0 million of the buyer's note obligation to its lender through January 2004. The Company's release from this guarantee subsequent to its expiration in January 2004 is subject to the buyer meeting certain financial conditions as outlined in the guarantee. The Company has not been advised by the lender of any monetary or material defaults by the buyer under this arrangement.

(14) SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

        The following is a summary of the unaudited quarterly results of operations for 2003 and 2002 (in thousands, except per share data). Certain quarterly balances previously reported have been reclassified to conform to the current period presentation.

	Quarterly periods ended
	March 31, 2003	June 30, 2003	September 29, 2003	December 29, 2003
Revenues	$6,805	$6,418	$5,722	$7,541
Operating costs and expenses:
Cost of sales	2,439	2,278	2,080	2,751
Restaurant labor	1,571	1,478	1,429	1,624
Other operating costs	1,159	1,202	1,117	1,298
Rent	601	600	601	600

Total restaurant costs	5,770	5,558	5,227	6,273
General and administrative expenses	668	691	568	662
Depreciation and amortization	320	294	149	29
Impairment of assets and restructuring charges	—	4,413	15	1,300
Loss (gain) on disposal of assets	11	(2)	(15)	—

Total restaurant and operating costs	6,769	10,954	5,944	8,264

Income (loss) from operations	36	(4,536)	(222)	(723)
Interest expense, net	30	22	30	30
Other income	(51)	(51)	(51)	(51)

Income (loss) from continuing operations before income taxes	57	(4,507)	(201)	(702)
Provision for income taxes	—	—	—	—

Income (loss) from continuing operations	57	(4,507)	(201)	(702)

Discontinued operations:
Gain (loss) on sale	—	13	(201)	(384)

Income (loss) from discontinued operations	—	13	(201)	(384)

Net income (loss)	$57	$(4,494)	$(402)	$(1,086)
Preferred dividends	232	232	232	232

Net loss applicable to common shares	$(175)	$(4,726)	$(634)	$(1,318)

Net (loss) income per common share— Basic and diluted:
Continuing operations	$(0.09)	$(2.38)	$(0.22)	$(0.47)
Discontinued operations	—	0.01	(0.10)	(0.19)

	$(0.09)	$(2.37)	$(0.32)	$(0.66)

Weighted-average shares outstanding	1,989	1,993	1,996	2,000

See accompanying accountant's report.

	Quarterly periods ended
	April 1, 2002	July 1, 2002	September 30, 2002	December 30, 2002
Revenues	$7,327	$6,729	$5,634	$7,692
Operating costs and expenses:
Cost of sales	2,650	2,353	2,041	2,720
Restaurant labor	1,732	1,628	1,442	1,758
Other operating costs	1,467	1,307	1,077	1,328
Rent	536	546	681	540

Total restaurant costs	6,385	5,834	5,241	6,346
General and administrative expenses	197	121	597	660
Depreciation and amortization	438	417	182	331
Impairment of assets and restructuring charges	—	7,061	497	38
Loss on disposal of assets	2	—	—	35

Total restaurant and operating costs	7,022	13,433	6,517	7,410

Income (loss) from operations	305	(6,704)	(883)	282
Interest expense, net	886	1,151	580	(2)
Other income	(50)	(50)	(51)	(51)

(Loss) income from continuing operations before income taxes	(531)	(7,805)	(1,412)	335
Provision for income taxes	—	—	—	—

(Loss) income from continuing operations	(531)	(7,805)	(1,412)	335

Discontinued operations:
(Loss) income from operations	(430)	1,381	(805)	—
(Loss) gain on sale	—	(3,681)	1,248	—

(Loss) income from discontinued operations	(430)	(2,300)	443	—

Net (loss) income	$(961)	$(10,105)	$(969)	$335
Preferred dividends	222	225	234	229

Net (loss) income applicable to common shares	$(1,183)	$(10,330)	$(1,203)	$106

Net (loss) income per common share— Basic and diluted:
Continuing operations	$(0.38)	$(4.06)	$(0.83)	$0.05
Discontinued operations	(0.22)	(1.16)	0.22	—

	$(0.60)	$(5.22)	$(0.61)	$0.05

Weighted-average shares outstanding	1,977	1,979	1,982	1,986

See accompanying accountant's report.

Independent Auditors' Report

The Board of Directors
Angelo and Maxie's, Inc.:

        We have audited the accompanying consolidated balance sheets of Angelo and Maxie's, Inc. and Subsidiaries as of December 29, 2003 and December 30, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the periods then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Angelo and Maxie's, Inc. and Subsidiaries as of December 29, 2003 and December 30, 2002, and the results of their operations and their cash flows for the periods then ended in conformity with accounting principles generally accepted in the United States of America.

                      /s/ KPMG LLP

Chicago, Illinois

March 17, 2004, except for Note 9 which is as of March 22, 2004

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

ITEM 9A.    CONTROLS AND PROCEDURES.

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS

        Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13(a) - 14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

DISCLOSURE CONTROLS

        Disclosure controls are procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure Controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

        The Company's management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CONCLUSIONS

        Based upon their evaluation, our principal executive officer and principal financial officer have concluded that, subject to the limitations noted above, our disclosure controls to ensure that material information relating to the Company and its consolidated subsidiaries are made known to management were effective as of the end of the period covered by this annual report.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

        There are currently three directors on the Company's Board of Directors. The directors of the Company are elected annually by the shareholders of the Company at the Company's annual meeting. Set forth opposite the name of each director is his or her age, principal occupation for the past five years, the name and principal business of any corporation or other organization in which such employment is carried on, and other business directorships held by the director as of March 25, 2004.

Name	Age	Principal occupation	Year first became Director
Linda Walker Bynoe(1)	51	Linda Walker Bynoe has been a principal of Telemat Ltd., a project management and consulting firm, since June 1989, currently serving as President and Chief Executive Officer. Previously Ms. Bynoe served as a Vice President of Capital Markets for Morgan Stanley from 1985 to 1989, joining the firm in 1978. Ms. Bynoe serves on the Board of Directors of Dynegy, Inc., Simon Property Group, Inc., Citistreet Funds, Inc., and Fidelity Life Association.	1998
Jeffrey D. Klein(2)	45
		Jeffrey D. Klein has been a Managing Director of Equity Group Investments, L.L.C. and its predecessor since 1996. From 1987 through 1996, Mr. Klein was with Citicorp Securities, Inc. where he headed the Chicago based loan structuring and syndication unit from 1994-1996. Prior to working at Citicorp Securities, Inc., Mr. Klein worked for Mellon Bank in various positions, including its energy lending division and its private placement group. Mr. Klein serves on the Board of Directors of Industrias Innopack S.A. de C.V., Lapp Insulator Company, L.L.C., CMET Finance Holdings, Inc. and CMET Holdings, L.L.C and sits on the investment committee of ZN Mexico II, L.P.	2004

Stephen Ottmann(1)	49	Stephen Ottmann is currently President of Inspired Mexican Cuisine, L.L.C., an owner and operator of restaurants. From February 1999 until September 2002, Mr. Ottmann held the position of Chief Executive Office of Lettuce Entertain You Enterprises, Inc. From January 1996 to February 1999, Mr. Ottmann served as Executive Vice President and Chief Operating Office of the same company.	1998

(1)
Ms. Bynoe and Mr. Ottmann are also members of the Company's Audit Committee and Compensation Committee.

(2)
Mr. Klein served as a director during the period from 2001-2002 and subsequently resigned from the Board of Directors in August 2002. He was elected as a director on March 9, 2004 by the Board of Directors to fill a vacancy created by the resignation of Mr. Samuel Zell.

CODE OF ETHICS

        The Company has adopted a code of ethics that applies to its officers, directors and employees, including the principal executive officer, the principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Company's code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

AUDIT COMMITTEE FINANCIAL EXPERT

        The Audit Committee currently consists of Ms. Bynoe and Mr. Ottmann. The Board of Directors has determined that Ms. Bynoe qualifies as an "audit committee financial expert" as defined in Section 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission. The Board has also determined that Ms. Bynoe is independent in accordance with applicable rules promulgated by the New York Stock Exchange.

EXECUTIVE OFFICERS

        The following table sets forth certain information about the Executive Officers of the Company. The positions are with Angelo and Maxie's, Inc.

Name	Age	Position held
Kenneth R. Posner	56	President and Chief Executive Officer
Emanuel N. Hilario	36	Vice President and Chief Financial Officer

        Executive Officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion.

        Kenneth R. Posner was appointed President and Chief Executive Officer of the Company in August 2002. Prior to that, Mr. Posner served as President and Chief Financial Officer of the Company from April 2001 to July 2002. From April 1999 until July 2000, Mr. Posner was Executive Vice President and Chief Financial Officer of Lodgian, Inc., an owner and operator of full-service hotels, based in Atlanta, Georgia. Prior to Mr. Posner's position at Lodgian, he spent 18 years as Senior Vice President of Finance and Treasurer of H Group Holdings, Inc., a diversified company with interests in the hotel, gaming and real estate industries. He has also served on the Board of Directors for most business units of H Group Holdings, Inc. and as a trustee of all of its employee benefit programs.

        Emanuel N. Hilario was appointed Vice President and Chief Financial Officer of the Company in August 2002. Prior to that, Mr. Hilario served as Vice President, Finance and Controller. He joined the Company in May 2000 as Corporate Controller. From December 1997 until April 2000, Mr. Hilario held various positions, most recently Group Director of Finance and Cost Management, at ACCO North America, a wholly-owned subsidiary of Fortune Brands, a leading international consumer products company, based in Lincolnshire, Illinois. Prior to Mr. Hilario's employment at ACCO, he spent nine years with McDonald's Corporation serving various roles in various locations, most recently Consulting Services Manager in Oak Brook, Illinois.

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

        Based solely on its review of the copies of such forms received by it and written representations from certain Reporting Persons, the Company believes that during 2003 its Reporting Persons complied with all requirements applicable to them.

ITEM 11.    EXECUTIVE COMPENSATION.

        The following table sets forth compensation for services in all capacities to the Company for the fiscal years ended December 29, 2003, December 30, 2002 and December 31, 2001, of those persons who were, during the fiscal year ended December 29, 2003: (i) the chief executive officer, or acting in that capacity, and (ii) the other most highly compensated executive officer of the Company.

Summary Compensation Table

Long-term compensation awards
		Annual compensation		Securities underlying options granted (#)
Name and principal position	Year	Salary ($)	Bonus ($)		All other compensation ($)
Kenneth R. Posner(1) President and Chief Executive Officer	2003 2002 2001	170,812 250,000 178,846	250,000 250,000 94,231	— — 29,167	— — —
Emanuel N. Hilario(2) Vice President and Chief Financial Officer	2003 2002 2001	130,000 130,000 117,000	65,000 52,000 15,000	— — —	— — —

(1)
Mr. Posner was promoted to Chief Executive Officer in August 2002. He joined the Company in April 2001 as President and Chief Financial Officer.

(2)
Mr. Hilario was promoted to Chief Financial Officer in August 2002. Prior to that, Mr. Hilario served as Vice President of Finance and Controller having joined the Company in May 2000 as Corporate Controller.

Option/SAR Grants in Last Fiscal Year

        There were no options/SARs granted in the fiscal year ended December 29, 2003.

Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

Name	Shares acquired on exercise(#)	Value realized($)	Number of securities underlying unexercised options at December 29, 2003 exercisable/unexercisable	Value of unexercised in-the-money options at December 29, 2003 exercisable/unexercisable(1)
Kenneth R. Posner	—	—	29,167/—	—/—
Emanuel N. Hilario	—	—	1,667/—	—/—

(1)
Value is based on the closing price on the NASD OTC Bulletin Board of the Company's Common Stock on December 29, 2003 the last day of the 2003 fiscal year, on which shares were traded ($1.60). There is no negative value attributed to options which have exercise prices higher than the closing market price.

COMPENSATION COMMITTEE

        The Compensation Committee, which held three meetings in 2003, reviews and makes recommendations to the Board of Directors on the compensation and benefits payable to the executive officers and key employees of the Company and is responsible for administering the Company's stock option and incentive compensation plans, severance plan, and diversity policy. The Compensation Committee consists of Ms. Bynoe and Mr. Ottmann.

COMPENSATION OF DIRECTORS

        During 2003, the Company paid an annual fee of $15,000 in cash to two of its non-employee directors and $35,000 in stock units to its other director. Such fees are paid in cash, or in stock units or stock options pursuant to the 2000 Non-employee Director Equity Compensation Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        Ms. Bynoe and Mr. Ottmann were members of the Compensation Committee during 2003. No Compensation Committee interlocking relationships existed in 2003.

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

        The maximum annual bonus available under the Corporate Management Compensation Plan ranged from 7.5% to 100% of base salary during 2003, depending on the individual's position in the Company and measurement of his or her performance against the foregoing annual incentive compensation criteria.

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

2003 Chief Executive Officer Compensation

        Mr. Posner became Chief Executive Officer of the Company in August 2002. Mr. Posner's base salary and bonus range were determined by the Compensation Committee based upon achieving certain of the Corporate Management Compensation Plan Criteria and information regarding industry peer group compensation. Mr. Posner's base salary for 2003 was $250,000. Mr. Posner's actual 2003 salary compensation of $170,812 is reflective of his reduced role with the Company when, beginning in the fourth quarter 2003, he assumed the position of Senior Vice President and Chief Financial Officer with another company. Subsequent to his assumption of the new position with another company, Mr. Posner no longer receives a salary from the Company but continues to serve as the Company's Chief Executive Officer.

        Mr. Posner received a bonus for 2003 of $250,000, relating to his individual performance in 2003. Mr. Posner was not granted any stock options during 2003.

2003 Chief Financial Officer Compensation

        Mr. Hilario became Chief Financial Officer of the Company in August 2002. Mr. Hilario was the only executive officer other than the Chief Executive Officer.

        Mr. Hilario's base salary and bonus range were determined by the Compensation Committee based on recommendations made by the Chief Executive Officer and information regarding industry peer group compensation. Mr. Hilario's base salary for 2003 was $130,000.

        Mr. Hilario received a bonus for 2003 of $65,000, relating to his individual performance in 2003. Mr. Hilario was not granted any stock options during 2003.

Policy on Deductibility of Compensation

        Section 162(m) of the Internal Revenue Code generally provides that certain compensation in excess of $1.0 million per year paid to a company's chief executive officer and any of its four other highest paid executive officers is not deductible by a company unless the compensation qualifies for an exception. This deduction limit generally applies only to compensation that could otherwise be deducted by a company in a taxable year. For 2003, the Compensation Committee does not expect that Section 162(m) will limit the Company's deductibility of compensation paid to any of its executive officers.

        Section 162(m) provides an exception to the deductibility limit for performance-based compensation if certain procedural requirements, including stockholder approval of the material terms of the performance goal, are satisfied. In some cases, it may be necessary in order to attract, retain and incentivize certain individuals to grant options or other performance-based compensation without satisfying the procedural requirements under Section 162(m). The Compensation Committee believes that grants of options at or above then-current market price under the 1996 Stock Option Plan and the 2000 Non-employee Director Equity Compensation Plan qualify for full deductibility under Section 162(m).

Respectfully submitted,

Linda Walker Bynoe
Stephen Ottmann

PERFORMANCE GRAPH

        The following graph compares cumulative total stockholder return on the Company's Common Stock with the performance of the NASD and a restaurant industry peer group index (Standard Industrial Classification Code 5812—Retail-Eating Places) for the five fiscal years ended December 29, 2003. The NASDAQ Market Index is being used because the Company's Common Stock is currently quoted on the NASD OTC Bulletin Board. The graph assumes that the value of an investment in the Company's Common Stock and each index was $100 on December 28, 1998.

COMPARED 5-YEAR CUMULATIVE TOTAL RETURN
AMONG ANGELO & MAXIE'S, INC.,
NASDAQ MARKET INDEX AND SIC CODE INDEX

ASSUMES $100 INVESTED ON DEC. 28, 1998
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING DEC. 29, 2003

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Security Ownership Of Certain Beneficial Owners

        The following table sets forth, as of March 25, 2004 (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Company by the persons who are known by the Company to own beneficially more than 5.0% of the outstanding shares of the Company's voting stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of class
Common Stock	Samstock, L.L.C. Samstock/ZFT, L.L.C. Samstock/Alpha, L.L.C. Sam Zell All addresses are c/o: Equity Group Investments, L.L.C. Two North Riverside Plaza, Suite 600 Chicago, IL 60606	722,144 722,144 722,144 722,144	(2) (2) (2) (2)	36.0 36.0 36.0 36.0
Common Stock	Hummingbird Management, L.L.C. 153 East 53rd Street, 55th Floor New York, NY 10022	207,985	(4)	10.4
Common Stock	Kellogg Capital Group, L.L.C. 14 Wall Street, 27th Floor New York, NY 10005	197,467	(5)	9.8
Preferred Stock	EGI-Fund (01) Investors, L.L.C. c/o Equity Group Investments, L.L.C. Two North Riverside Plaza, Suite 600 Chicago, IL 60606	2,776,549	(3)	67.2

(1)
The amount of Common Stock and Preferred Stock beneficially owned is reported on the basis of regulations of the Securities Exchange Commission ("SEC") governing the determination of beneficial ownership of securities.

(2)
The amount of shares beneficially owned by each referenced person (collectively, the "Referenced Persons") is based on information supplied to the Company by such persons. According to such information, the Referenced Persons hold such Common Stock as follows: Samstock, L.L.C. owns 541,695 shares, Samstock/ZFT, L.L.C. owns 117,635 shares, and Samstock/Alpha, L.L.C. owns 33,034 shares (collectively, the "Samstock Entities"). Each of the Samstock Entities is indirectly owned by trusts established for the benefit of Mr. Samuel Zell and his family. The trustee of each of those trusts is Chai Trust Company, L.L.C. ("Chai Trust"). Mr. Zell is not an officer or director of Chai Trust and does not have voting or dispositive power over such Common Stock. 166 shares of such Common Stock are held by the Helen Zell Revocable Trust ("HZRT"), the trustee of which is Helen Zell, Mr. Zell's spouse. Mr. Zell does not have a pecuniary interest in the shares of

  Common stock held by HZRT. 120 shares of such Common Stock, 24,600 stock units and 4,894 options exercisable within 60 days of March 25, 2004 are owned personally by Mr. Zell, who previously served as the Company's Chairman of the Board and resigned from the Board in March 2004.

(3)
Based on information supplied to the Company by EGI-Fund (01) Investors, L.L.C. ("EGI-Fund (01)") and the Referenced Persons. EGI-Fund (01) and the Referenced Persons hold such Preferred Stock as follows: 2,776,201 shares are held by EGI-Fund (01), which is indirectly controlled by trusts established for the benefit of Mr. Zell and his family. The trustee of each of those trusts is Chai Trust. Mr. Zell is not an officer or director of Chai Trust and does not have voting or dispositive power over such Preferred Stock. Additionally, 348 shares of such Preferred Stock are held by HZRT. Mr. Zell does not have a pecuniary interest in the shares of Preferred stock held by HZRT.

(4)
Pursuant to a Schedule 13 D/A filed with the SEC on December 1, 2003, which was filed by Hummingbird Management, L.L.C.

(5)
Pursuant to a Schedule 13 G filed with the SEC on January 22, 2004, which was filed by Kellogg Capital Group, L.L.C.

Security Ownership Of Management

        The following table sets forth, as of March 25, 2004, information concerning the number of shares of the Company's Common Stock, Preferred Stock, and options and units to purchase Common Stock that are currently exercisable, or exercisable within 60 days of March 25, 2004, beneficially owned by each of the directors, the executive officers in the Summary Compensation Table, and all directors and executive officers as a group.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership(1)		Percent of class
Common Stock	Kenneth R. Posner	32,501	(2)	1.6
Common Stock	Jeffrey D. Klein	30,415	(2)	1.5
Common Stock	Stephen Ottmann	5,058	(2)	*
Common Stock	Linda Walker Bynoe	4,667	(2)	*
Common Stock	Emanuel N. Hilario	3,067	(2)	*
Preferred Stock	Kenneth R. Posner	10,605		*
Preferred Stock	Linda Walker Bynoe	2,165		*
Common and Preferred Stock	All directors and executive officers as a group (5 persons)	88,478		1.4

*
Less than one percent.

(1)
The amounts of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

(2)
Includes shares of Common Stock which may be acquired pursuant to options which are exercisable within 60 days of March 25, 2004, as follows: Mr. Posner (29,167); Mr. Klein (30,415); Mr. Ottmann (417); Ms. Walker Bynoe (417); and Mr. Hilario (1,667). Also includes shares of Common Stock issuable upon vesting of stock units pursuant to the 2000 Non-employee Director Equity Compensation Plan within 60 days of March 25, 2004, as follows: Mr. Ottmann (3,205); and Ms. Walker Bynoe (3,205).

Securities Authorized For Issuance Under Equity Compensation Plans.

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

        Information about the Company's equity compensation plans at December 29, 2003 was as follows:

Plan category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (a)	Number of shares remaining available for future issuance (a)
Equity compensation plans approved by shareholders (b)	75,453	13.89	161,425
Equity compensation plans not approved by shareholders	—	—	—

Total	75,453		161,425

(a)
The number of shares to be issued upon exercise of outstanding options and the weighted-average exercise price of outstanding options does not reflect 31,938 stock units granted under the 2000 Non-Employee Director Equity Compensation Plan; however, these units have been deducted from the number of shares remaining available for future issuance.

(b)
Includes the 1996 Stock Option Plan, the 1996 Non-Employee Director Stock Compensation Plan, the 2000 Non-Employee Director Equity Compensation Plan and 2001 Stock Option Grant to then President and Chief Financial Officer, Kenneth R. Posner.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DIRECTOR RELATIONSHIPS

        Mr. Zell, who served as the Company's Chairman of the Board from May 1998 to March 2004, is the President of EGI-Fund (00) Investors, L.L.C. ("EGI-Fund (00)") and EGI-Fund (01), each of which has provided loans to the Company as described below; the Chairman of the Board of Directors of Equity Group Investments, L.L.C. ("EGI"), EOP-Reston Town Center, L.L.C. ("EOP-Reston") and Rewards Network, Inc. ("iDine"), each of which conducts or conducted business with the Company as described below; and the President of each of Samstock, L.L.C. ("Samstock"), Samstock/ZFT. L.L.C., and Samstock/Alpha, L.L.C., the Company's principal shareholders. EGI-Fund (01) is also a principal shareholder of the Company. Mr. Zell resigned as a member of the Company's Board of Directors in March 2004 and was succeeded by Mr. Klein, a Managing Director of EGI. Mr. Klein served on the Company's Board of Directors during the period from 2001 to 2002 and subsequently resigned from the Board of Directors in August 2002. See "Item 10. Directors and Officers of the Registrant."

SUBORDINATED NOTES

        Between November 2000 and February 2001, the Company entered into note agreements with EGI-Fund (00) and EGI-Fund (01) providing for up to $13 million in unsecured loans. Amounts outstanding under the notes were subordinated to amounts owing under the Company's Credit Agreement. The proceeds were used to fund working capital requirements as well as scheduled principal payments on the term loan portion of the Credit Agreement. One note was repaid and availability under the second note agreement was reduced to $5 million in conjunction with the Company raising equity through the issuance of Series A Preferred Stock during June 2001. The remaining note accrued interest at the applicable Eurodollar rate plus 16.0% and matured on March 31, 2005. A fee of 12.0% per annum was charged on the unused portion of available borrowings through June 2001. This note was repaid in full, plus accrued interest of $1.2 million, during August 2002 with net proceeds from the sale of the Chart House Business.

OTHER TRANSACTIONS

        During October 2001, the Company amended its Credit Agreement to include, among other things, up to $2.0 million of additional borrowings provided by EGI-Fund (01). All amounts outstanding under the Credit Agreement, which included $1.5 million funded by EGI-Fund (01), were repaid in full during August 2002 with net proceeds from the sale of the Chart House Business.

        During 2003, the Company paid to EGI a total of $0.35 million for financial advisory services provided during 2003 and the second half of 2002. The Company believes that such services have been on terms no less favorable to the Company than could have been obtained with other independent parties.

        During 2000, the Company entered into a lease agreement for its Angelo and Maxie's Steakhouse in Reston, Virginia with EOP-Reston. The Company believes that the lease contains terms no less favorable to the Company than could have been obtained with other independent parties. The lease term began February 19, 2001 and ends April 30, 2011. There are two 5-year option periods, which, if extended, would extend the term through April 30, 2021. Rental payments included base rent plus basic maintenance, utility, and other costs, and an additional amount by which a percentage of annual revenues at the location exceeds minimum rentals. For the year ended December 29, 2003, rent payable to EOP-Reston for base rent and related occupancy charges was $330,000. For the same period, revenues at the location did not reach the threshold and, as a result, no additional rent was payable. On January 7, 2004 the Company assigned this lease agreement to another party in connection with a sale of three of its steakhouses, including the steakhouse in Reston, Virginia. The Company has no further obligations under this lease agreement as of January 7, 2004.

        The Company was party to a marketing agreement with iDine, owner of the iDine frequent diner program. In connection with the advance sale of discounted food and beverage credits, the Company received advertising in iDine publications and through relationships iDine has established with major airlines to feature the Company's restaurants as preferred dining choices. The Company received $1.0 million during fiscal 2002 for the advance sale of discounted food and beverage credits under the agreement. Pursuant to the agreement, the Company has paid $2.5 million to iDine toward the redemption of food and beverage credits and for its marketing services in 2002. This agreement has expired.

        In the second quarter 2003, the Company entered into a loaned employee agreement with iDine, which provided for, among other things, that the Company's President and Chief Executive Officer provide advisory services to iDine's Executive Management Team for up to sixteen hours per week, in exchange for a fixed amount to be paid to the Company. The original agreement commenced May 19, 2003 and expired June 30, 2003. Subsequently, the agreement was amended by the Company and iDine to, among other things, extend the termination date from June 30, 2003 to August 8, 2003. In fiscal 2003, the Company recognized $32,000 of service revenues pursuant to this agreement.

        On December 11, 2003, the Company's President and Chief Executive Officer became a full-time employee of iDine. In connection with this change, the Company entered into a new agreement with iDine whereby services provided to the Company by the Company's President and Chief Executive Officer are billed to the Company by iDine based on an agreed upon hourly rate. The Company incurred no costs during fiscal 2003 pursuant to this agreement.

        On June 26, 2003, the Company entered into an operating lease for office space with a related party. This agreement provides, among other things, that the landlord provide office space for the Company's six corporate employees and certain office services. This agreement is terminable by either party with a thirty day notice. The Company made payments of $15,000 pursuant to this agreement in fiscal 2003.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company's annual financial statements for 2002 and 2003, and fees billed for other services rendered by KPMG LLP:

	2002	2003
Audit Fees	$125,000	$115,000
Audit-related fees(1)	3,000	10,000
Tax Fees	—	—
All other fees	—	—

Total fees	$128,000	$125,000

(1)
Audit-related fees consist of the review of the Company's 8-K in 2002 and the audit of the Company's 2002 Employee Benefit Plan in 2003.

        The Audit Committee approves in advance all audit and non-audit services performed by KPMG LLP. There are no other specific policies or procedures relating to the preapproval of services performed by KPMG LLP.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a)
  (1) Financial Statements:

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
10.1
(1) Registration Rights Agreement dated as of November 27, 1985, among the Company and its stockholders. (1)
(2) First Amendment to Registration Rights Agreement dated as of April 28, 1986. (1)
(3) Second Amendment to Registration Rights Agreement dated as of April 21, 1987. (1)
(4) Third Amendment to Registration Rights Agreement dated as of September 6, 1989. (3)
10.2	Executive Benefit and Wealth Accumulation Plan of the Company, effective January 27, 1986. (1)
10.3	1989 Non-Qualified Stock Option Plan of the Company. (2) (a) Form of 1989 Non-Qualified Stock Option Plan Agreement. (2)
10.4	1992 Stock Option Plan. (4) (a) Form of 1992 Stock Option Plan Agreement. (4)
10.5	Chart House Enterprises, Inc. Severance Pay Plan dated June 10, 1999. (14)

10.5.1	First Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of December 9, 1999. (14)
10.5.2	Second Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of August 2, 2000. (13)
10.6	Stock Purchase and Sale Agreement dated as of March 10, 1997, among the Company, Chart House Investors, LLC and Alpha/ZFT Partnership. (6)
10.7	Chart House Enterprises, Inc. Amended and Restated Standstill Agreement dated October 1, 1997. (7)
10.7.1	Amended and Restated Standstill Agreement dated March 31, 1999. (14)
10.8	1996 Stock Option Plan. (8) (a) Form of 1996 Stock Option Plan Agreement. (8)
10.9	1996 Non-employee Director Stock Compensation Plan. (8)
10.10	2000 Non-employee Director Equity Compensation Plan. (11)
10.11	Corporate Management Bonus Compensation Plan dated January 1, 1997. (8)
10.12	1998 Employee Stock Purchase Plan. (9)
10.13	Sale-Leaseback Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House Inc. (12)
10.14	Master Lease Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House, Inc. (12)
10.15	Asset Purchase Agreement dated as of May 17, 2002, by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisition, Inc., and Landry's Restaurants, Inc. (17)
10.16
Asset Purchase Agreement dated as of October 31, 2003 by and among West 52nd Street, Inc., CH-AM Acquisition, Inc., Angelo and Maxie's, Inc., McCormick & Schmick Acquisition Corp. and McCormick & Schmick Restaurant Corp., as amended.
14.1	Code of Ethics.
21.1	Subsidiaries of the Company. (15)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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
[omitted].

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

        (b)   Reports on Form 8-K. The Company filed a report on Form 8-K on October 10, 2003 announcing the approval by the Company's Board of Directors of a proposal to sell two of its then remaining steakhouses and all intellectual property related to the Angelo and Maxie's steakhouse concept.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANGELO AND MAXIE'S, INC.
Date: March 25, 2004
	By:	/s/ KENNETH R. POSNER Kenneth R. Posner President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

NAME	TITLE	DATE

/s/ KENNETH R. POSNER Kenneth R. Posner	President and Chief Executive Officer (principal executive officer)	March 25, 2004
/s/ EMANUEL N. HILARIO Emanuel N. Hilario	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)	March 25, 2004
/s/ LINDA WALKER BYNOE Linda Walker Bynoe	Director	March 25, 2004
/s/ JEFFREY D. KLEIN Jeffrey D. Klein	Director	March 25, 2004
/s/ STEPHEN OTTMANN Stephen Ottmann	Director	March 25, 2004

QuickLinks

CONTENT OUTLINE FOR COMPANY'S 2003 FORM 10-K FILING
TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
ANGELO AND MAXIE'S, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 29, 2003 (INFORMATION WITH RESPECT TO 2001 IS UNAUDITED)
Independent Auditors' Report
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
COMPARED 5-YEAR CUMULATIVE TOTAL RETURN AMONG ANGELO & MAXIE'S, INC., NASDAQ MARKET INDEX AND SIC CODE INDEX
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
Security Ownership Of Management
Securities Authorized For Issuance Under Equity Compensation Plans.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES