Form 10-Q
period 2004-03-29
ANGELO & MAXIES INC
filed 2004-05-13
CIK 820757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2004:

Common Stock ($.01 par value) 2,005,131

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 29, 2004	December 29, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,552	$4,551
Accounts receivable, net	496	600
Inventories	151	370
Prepaid expenses and other current assets	783	1,024
Total current assets	9,982	6,545
Equipment and improvements (held for sale, see Note 2):
Equipment	1,577	3,830
Leasehold interests and improvements	2,941	8,422
	4,518	12,252
Less: Accumulated depreciation and amortization	1,428	3,340
Equipment and improvements, net	3,090	8,912
Other non-current assets:
Restricted cash	2,627	2,627
Leased property under capital leases, net	1,062	1,077
Intangibles, net (held for sale, see Note 2)	2,355	2,370
Other non-current assets	199	497
Total other non-current assets	6,243	6,571
Total assets	19,315	22,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	32	30
Accounts payable	967	1,289
Accrued liabilities	1,748	2,859
Deferred gain	—	967
Total current liabilities	2,747	5,145
Non-current liabilities (excluding current portion):
Long-term portion of capital lease obligation	1,836	1,848
Other long-term obligations	101	752
Total non-current liabilities (excluding current portion)	1,937	2,600
Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at March 29, 2004 and December 29, 2003	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 2,005,131 and 2,001,713 shares issued and outstanding at March 29, 2004 and December 29, 2003, respectively	20	20
Additional paid-in capital	65,460	65,451
Retained deficit	(54,984)	(55,323)
Total stockholders’ equity	14,631	14,283
Total liabilities and stockholders’ equity	$19,315	$22,028

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended
	March 29, 2004	March 31, 2003

Revenues	$3,045	$3,280
Operating costs and expenses:
Cost of sales	1,135	1,160
Restaurant labor	627	671
Other operating costs	612	472
Rent	243	242
Total restaurant costs	2,617	2,545
General and administrative expenses	466	668
Depreciation and amortization	28	141
Loss on disposal of assets	—	11
Total restaurant and operating costs	3,111	3,365
Loss from operations	(66)	(85)
Interest expense, net	23	30
Other income	(51)	(51)
Loss from continuing operations before income taxes	(38)	(64)
Provision for income taxes	—	—
Loss from continuing operations	(38)	(64)
Discontinued operations:
(Loss) income from operations	(107)	121
Loss on sale	(253)	—
Recognition of deferred gain on sale	967	—
Income from discontinued operations	607	121
Net income	$569	$57
Preferred dividends	232	232
Net income (loss) applicable to common shares	$337	$(175)
Net income (loss) per common share - Basic and diluted:
Continuing operations	$(0.13)	$(0.15)
Discontinued operations	0.30	0.06
	$0.17	$(0.09)
Weighted-average shares outstanding	2,004	1,989

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Quarterly periods ended
	March 29, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$569	$57
Adjustments to reconcile net income to cash flows used in operating activities:
Depreciation and amortization	28	320
Loss on disposal of assets	—	11
Common stock issued in lieu of compensation	9	9
Recognition of deferred gain on sale	(967)	—
Changes in working capital:
Decrease in accounts receivable	104	36
Decrease in inventories	219	37
Decrease in prepaid expenses and other current assets	241	301
Decrease in other non-current assets	298	9
Decrease in accounts payable	(322)	(189)
Decrease in accrued liabilities	(1,111)	(879)
Decrease in liabilities of discontinued operations	—	(170)
Decrease in other non-current obligations (excluding current portion)	(651)	(54)
Net cash used in operating activities	(1,583)	(512)
Cash flows from investing activities:
Expenditures for equipment and improvements	—	(11)
Proceeds from sale of restaurant assets	5,594	—
Net cash provided by (used in) investing activities	5,594	(11)
Cash flows from financing activities:
Payments on landlord notes	—	(23)
Reduction of obligations under capital leases	(10)	(7)
Net cash used in financing activities	(10)	(30)
Increase (decrease) in cash	4,001	(553)
Cash and cash equivalents, beginning of period	4,551	7,651
Cash and cash equivalents, end of period	$8,552	$7,098

The accompanying notes are an integral part of these consolidated financial statements

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 29, 2004

(Unaudited)

(1)           BASIS OF PRESENTATION

The accompanying consolidated financial statements of Angelo and Maxie’s, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended March 29, 2004 and March 31, 2003, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004 and its Board of Directors approved a proposal in September 2003 to sell its remaining two steakhouses and related intellectual property.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.”  The Company also consummated a sale of 39 of its then-existing 45 restaurants (“the Chart House Business”) to a third party as of July 30, 2002.  See Note 3 “Sale of the Chart House Business.”  The operations of the sold restaurants have been presented as discontinued operations for the quarters ended March 29, 2004 and March 31, 2003, and the Company has reclassified its Consolidated Statements of Operations for the quarters then ended in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  In connection with the proposed sale of its remaining two steakhouses and related intellectual property, the assets of the two remaining Angelo and Maxie’s restaurants are considered to be held for sale in accordance with FAS 144.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2003.

Certain prior period balances have been reclassified to conform to the current period presentation.

(2)           SALE OF THE ANGELO AND MAXIE’S BRAND AND RELATED OPERATING ASSETS

On October 31, 2003, the Company entered into a definitive agreement to sell three of its then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C to McCormick and Schmick Restaurant Corp. (“M&S”) for $5.35 million in cash, subject to certain adjustments for current assets and liabilities.  The transaction closed on January 7, 2004 and M&S has since converted all three steakhouses to another restaurant concept.

In September 2003, the Board of Directors approved a proposal to sell the Company’s remaining two steakhouses and certain Angelo and Maxie’s intellectual property.  No assurances can be provided as to whether or when a transaction will be consummated.

In connection with the proposed sale of the remaining two steakhouses and related intellectual property, the assets of the remaining two Angelo and Maxie’s restaurants are considered to be held for sale in accordance with FAS 144.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

Condensed financial information for the three locations sold on January 7, 2004 and presented as discontinued operations for the quarterly periods ended March 29, 2004 and March 31, 2003 is as follows (in thousands):

	Quarterly period ended March 29, 2004	Quarterly period ended March 31, 2003

Revenues	$258	$3,525
Total restaurant costs	365	3,225
Depreciation and amortization	—	179
(Loss) income from discontinued operations	$(107)	$121

(3)           SALE OF THE CHART HOUSE BUSINESS

In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business.  The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company recorded a provision for an estimated loss on sale of discontinued operations of $3.7 million in the second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords’ consent to assign certain leases to the purchaser.  In the first quarter of 2004, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.3 million loss on the sale.  At March 29, 2004, the Company continues to seek approximately $0.3 million from the purchaser, representing amounts that the Company believes the purchaser wrongfully failed to pay under the asset purchase agreement, and related interest, costs, and attorneys’ fees.  The Company has taken legal action to collect these funds.  The purchaser has filed a counterclaim, seeking a purchase price adjustment of $0.15 million.  See also Note 6 “Commitments and Contingencies.”

(4)           DEBT

During 2000, the Company entered into two note agreements with one landlord for an aggregate amount of $0.7 million.  The notes amortized over seven year terms, bore interest at 9.0%, and were payable in monthly installments.  The Company made scheduled principal payments on these notes totaling $23,000 during the first quarter of 2003.  Interest expense and cash paid for interest related to these notes amounted to $11,000 for the first quarter of 2003.  During the second quarter of 2003, the Company prepaid, without penalty, the remaining balances on the two notes.

(5)           RELATED PARTY TRANSACTIONS

During the first quarters of 2004 and 2003, the Company recognized $63,000 of fees for financial advisory services provided to the Company by a related party.

Payments to related parties for rent at one restaurant totaled $4,000 and $107,000 in the first quarters of 2004 and 2003, respectively.  Future rent liability with respect to this location was transferred to M&S on January 7, 2004 in connection with the consummation of the sale of three of the Company’s then-existing five steakhouses as of that date (see Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets”).

On December 11, 2003, the Company’s President and Chief Executive Officer became a full-time employee of Rewards Network, Inc. (“iDine”).  In connection with this change, the Company entered into an agreement with iDine whereby services provided to the Company by the Company’s President and Chief Executive Officer are billed to the Company by iDine based on an agreed upon hourly rate.  The Company made payments totaling $7,000 during the first quarter of 2004 pursuant to this agreement.

On June 26, 2003, the Company entered into an operating lease for office space with a related party.  This agreement provides, among other things, that the landlord provide office space for the Company’s corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments totaling $18,000 pursuant to this agreement during the first quarter of 2004.

The relationships described above stem from one or more Company stockholders and/or members of the Company’s Board of Directors maintaining ownership interest in and influential management positions at or with these related parties’ organizations.

(6)           COMMITMENTS AND CONTINGENCIES

The Company periodically is a defendant in litigation incidental to its business activities.  While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

In connection with a 1997 sale of previously operated restaurants, the Company agreed to guarantee up to $4.0 million of the buyer’s note obligation to its lender through January 2004.  Subsequent to the release of this guarantee during the first quarter of 2004, the Company recognized a $1.0 million deferred gain on the sale of these restaurants.  This sale was not connected to the sale of the Chart House Business or the sale of three of the Company’s then-existing five steakhouses.

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the sale of the Chart House Business, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.6 million at March 29, 2004.  Such funds are presented on the consolidated balance sheets as restricted cash, a non-current asset.

The Company is contingently liable, in certain circumstances, for lease obligations with respect to 20 properties subleased or assigned to third parties in the event of a default by the third party.  In connection with the sale of the Chart House Business, the Company received a guarantee by Landry’s Restaurant’s, Inc. (“Landry’s”) with respect to 19 of these properties.  On February 20, 2004, the Company filed in the Chancery Court for the State of Delaware a complaint against the purchaser of the Chart House Business (“Purchaser”) and its parent company, Landry’s (see also Note 3 “Sale of the Chart House Business”).  The claim demands that Landry’s perform its obligation to guarantee the full and timely performance of all obligations and agreements of the Purchaser (the “Guarantee”).   In November 2003, the Purchaser defaulted on one of the real estate leases (the “Lease”) that it assumed when it acquired the Chart House Business.  Future undiscounted cash payments pursuant to the Lease exceed $30.0 million over a 17 year period.  Historically, the Company has treated the Lease and other surviving real estate obligations of the Chart House Business as contingent liabilities, as the likelihood of the Company having to perform on those obligations is remote in light of the Guarantee.  With respect to the other property, the Company holds a standby letter of credit from the sublessee of this property equaling one year’s rent on the property.

(7)           SUBSEQUENT EVENTS

The Company declared a dividend on each share of the Company's Series A Preferred Stock outstanding on May 14, 2004.  Holders of record on that date will receive a cash dividend of $0.1125 per share on June 1, 2004.

(8)           NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  The Company currently has no contractual relationships or other business relationships with a VIE.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003.  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The adoption of this standard did not have a material impact on the consolidated financial statements.

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

OVERVIEW

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004 and its Board of Directors approved a proposal in September 2003 to sell its remaining two steakhouses and related intellectual property.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Assets.”  The Company also consummated a sale of 39 of its then-existing 45 restaurants (“the Chart House Business”) to a third party as of July 30, 2002.  See Note 3 “Sale of the Chart House Business.”  The operations of the sold restaurants have been presented as discontinued operations for the quarters ended March 29, 2004 and March 31, 2003, and the Company has reclassified its Consolidated Statements of Operations for the quarters then ended in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  In connection with the proposed sale of its remaining two steakhouses and related intellectual property, the assets of the two remaining Angelo and Maxie’s restaurants are considered to be held for sale in accordance with FAS 144.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

The Company operates two Angelo and Maxie’s Steakhouses, which are full-service steakhouse restaurants located in New York, New York and West Palm Beach, Florida.  The Company operated the following number of restaurants at the end of the first quarters of 2004 and 2003:

	Angelo and Maxie’s Steakhouses	Discontinued operations	Total
First quarter 2004	2	—	2
First quarter 2003	2	3	5

The Company acquired the Angelo and Maxie’s Steakhouse concept and one restaurant during 1999 to diversify its then-seafood dominated portfolio.   The Company opened a total of six additional Angelo and Maxie’s restaurants over 2000 and 2001.  One of these locations was closed during the fourth quarter of 2001 and another location was closed during the fourth quarter of 2002.  During 2001, the Company canceled restaurant development plans for three locations, did not open any locations during 2002 and 2003, and currently has no plans to open additional restaurants during 2004.  The Company continues to focus on a sale of the Angelo and Maxie’s Steakhouse concept and its two remaining restaurants.  In the event that a definitive agreement for such a sale is executed, the Company plans to seek shareholder approval for such sale and the subsequent dissolution and liquidation of the Company.  No assurances can be given as to whether or when a transaction will be consummated.

RESULTS OF OPERATIONS

The following table presents the results of operations for each of the first quarters ended March 29, 2004 and March 31, 2003.  Continuing operations relate to the operations of the Company’s two remaining Angelo and Maxie’s Steakhouses.  The operations of the three locations sold on January 7, 2004 and the Chart House Business are presented as discontinued.

	Quarterly periods ended
	March 29, 2004		March 31, 2003
(Unaudited, dollars in thousands)	Amount	%	Amount	%

Revenues	$3,045	100.0	$3,280	100.0

Operating costs and expenses:
Cost of sales	1,135	37.3	1,160	35.4
Restaurant labor	627	20.6	671	20.5
Other operating costs	612	20.1	472	14.4
Rent	243	8.0	242	7.4
Total restaurant costs	2,617	85.9	2,545	77.6
Restaurant operating income (before depreciation and amortization)	428	14.1	735	22.4
General and administrative expenses	466	15.3	668	20.4
Depreciation and amortization	28	0.9	141	4.3
Loss on sales of assets	—	—	11	0.3
Total restaurant and operating costs	3,111	102.2	3,365	102.6
Loss from operations	(66)	(2.2)	(85)	(2.6)
Interest expense, net	23	0.8	30	0.9
Other income	(51)	(1.7)	(51)	(1.6)
Loss from continuing operations before income taxes	(38)	(1.2)	(64)	(2.0)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(38)	(1.2)	(64)	(2.0)
Discontinued operations:
(Loss) income from operations	(107)	(3.5)	121	3.7
Loss on sale	(253)	(8.3)	—	—
Recognition of deferred gain on sale	967	31.8	—	—
Income from discontinued operations	607	19.9	121	3.7
Net income	$569	18.7	$57	1.7
Preferred stock dividends	232	7.6	232	7.1
Net income (loss) applicable to common shares	$337	11.1	$(175)	(5.3)

Angelo and Maxie’s revenues are derived entirely from food and beverage sales.  Revenues decreased $235,000, or 7.2%, to $3,045,000 in the first quarter of 2004, compared to $3,280,000 in the first quarter of 2003.  The decrease in revenues is due in part to the severely cold weather experienced in the New York area during the first half of the first quarter of 2004.

Cost of sales is composed of the cost of food and beverages.  Cost of sales as a percentage of revenues increased by 1.9 percentage points to 37.3% in the first quarter of 2004, compared with 35.4% in the first quarter of 2003.  This increase was primarily the result of price increases to certain beef products that occurred during the fourth quarter of 2003 and continued into the first quarter of 2004.  The Company expects that comparative trend to continue for the next two quarters of 2004.

Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items.  Restaurant labor as a percentage of revenues increased by 0.1 percentage points to 20.6% in the first quarter of 2004, compared with 20.5% in the first quarter of 2003.  This slight increase is primarily a result of the decrease in revenues in the first quarter of 2004, thereby causing certain fixed portions of restaurant labor to comprise a larger percentage of revenues.

Other operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues.  Other operating costs as a percentage of restaurant revenues increased by 5.7 percentage points to 20.1% in the first quarter of 2004, compared with 14.4% in the first quarter of 2003, primarily as a result of increased marketing spending coupled with costs associated with providing certain additional services and amenities at one of the locations.

Rent as a percentage of revenues increased by 0.6 percentage points to 8.0% in the first quarter of 2004, compared with 7.4% in the first quarter of 2003. This increase is the result of the decrease in revenues during the first quarter of 2004, thereby causing rent to comprise a larger percentage of revenues.

General and administrative expenses are composed of expenses associated with corporate and administrative functions that support restaurant operations, including management and staff salaries, employee benefits, travel, legal and professional fees, technology, and market research.  General and administrative expenses decreased $202,000 to $468,000 in the first quarter of 2004, compared to $668,000 in the first quarter of 2003.  The decrease is primarily the result of a reduction in the size of the corporate management and staff that occurred during the fourth quarter of 2003 and the first quarter of 2004.  The Company believes that the general and administrative expenses incurred in the first quarter of 2004 reflect a normal quarterly run-rate for these expenses.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of leasehold improvements at both the restaurants and corporate locations.  Depreciation and amortization decreased $113,000 to $28,000 in the first quarter of 2004, compared to $141,000 in the first quarter of 2003.  The decrease is due to the cessation of depreciation on the restaurant fixed assets and leasehold improvements in connection with the assets being classified as held for sale during the third quarter of 2003 in accordance with FAS 144.

Interest expense, net decreased $7,000 to $23,000 in the first quarter of 2004, compared to $30,000 in the first quarter of 2003.  The current quarter interest expense includes non-cash interest expense related to a capital lease (see discussion of other income in the following paragraph), offset by interest income earned on the Company’s outstanding investable cash.  The decrease is due primarily to the prior year quarter also including interest expense related to an outstanding term loan that was retired during the second quarter of 2003.

Other income remained flat at $51,000 in the first quarter of 2004, compared to the first quarter of 2003.  The Company is committed to a capital lease at a location it has subleased to a third party.  This capital lease is reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and non-cash reductions to the liability are reflected in other income.

Income from discontinued operations increased $486,000 in the first quarter of 2004, compared to the first quarter of 2003.  The increase was due to the following factors:

•                  The recognition of a $967,000 deferred gain on the sale of previously disposed restaurants.  See Part I, Item 1, Note 6 “Commitments and Contingencies.”

•                  The recognition of an additional $253,000 loss on the sale of the Chart House Business.  See Part I, Item 1, Note 3 “Sale of the Chart House Business.”

•                  A $228,000 decrease in income from operations of the three steakhouses sold on January 7, 2004.  See Part 1, Item 1, Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.”  This decrease was due to the first quarter of 2004 containing only eight days of operations (prior to the sale) for the three sold locations, compared to ninety-one days of operations for those locations in the first quarter of 2003.

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company accrued dividends on the Series A Preferred Stock aggregating $0.2 million during each of the first quarters of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

	Quarterly periods ended
(Unaudited, dollars in thousands)	March 29, 2004	March 31, 2003
Net cash used in operating activities	$(1,583)	$(512)
Expenditures for equipment and improvements	—	(11)
Proceeds from sale of restaurant assets	5,594	—
Cash used in financing activities	(10)	(30)
Net increase (decrease) in cash and cash equivalents	$4,001	$(553)

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004.  The net cash proceeds from this transaction of approximately $5,594,000 are summarized in the following table (in thousands):

Payment for restaurant assets	$5,350
Payment for working capital items	317
Total transaction costs	(183)
Transaction costs paid during 2003	110
Net proceeds from sale of restaurant assets	$5,594

The Company had $8,552,000 in cash for general corporate purposes at March 29, 2004.  The Company believes that this remaining cash balance, together with net cash provided by the continuing operating activities of its remaining two steakhouses, will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

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

Net cash used in operating activities was $1,583,000 in the first quarter of 2004, compared to net cash used in operating activities of $553,000 in the first quarter of 2003.  In 2004, net cash used in operating activities included an aggregate $0.9 million related to payment of 2003 performance and stay bonuses and accrued vacation for employees terminated in conjunction with the sale of three of the Company’s then-existing five steakhouses, severance payments related to an employee terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.  In 2003, net cash used in operating activities included an aggregate $0.8 million related to payment of 2002 bonuses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.

Net cash provided by investing activities in the first quarter of 2004 included net proceeds of $5,594,000 from the sale of three of the Company’s then-existing five steakhouses (see table above).  Net cash used in investing activities in the first quarter of 2003 included capital expenditures of $11,000.

Net cash used in financing activities was $10,000 in the first quarter of 2004, primarily related to scheduled non-cash reductions to a capital lease on a restaurant property that the Company has subleased to a third party.  Net cash used in financing activities was $30,000 in the first quarter of 2003, primarily related to scheduled payments under landlord notes as well as scheduled non-cash reductions to the capital lease on the subleased restaurant property.

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

The Company is liable under various capital and operating lease agreements, primarily related to restaurant locations.   The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements.  No material changes have occurred regarding these commitments and contingencies from the Company’s prior fiscal year ended December 29, 2003.

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

Impairment of Assets.  The Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” and FAS 144, which require, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review.  On an ongoing basis, the Company reviews its carrying value of restaurant assets and compares them with fair market value.  In determining the fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company’s historical and projected operating performance.   If management determines that the fair market value of its assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

Cost Capitalization and Depreciation Policies.  Costs for maintenance, repairs, and purchases are either expensed as incurred or capitalized and amortized over the cost’s estimated useful life.  This requires management to make business judgments regarding which costs should be capitalized and, if capitalized, the estimated useful life.  Management has established the Company’s cost capitalization and depreciation policies based on historical experience in the restaurant industry, industry guidelines regarding useful lives, and adherence to applicable accounting standards.  Maintenance, repairs, and minor purchases are expensed as incurred.  Major purchases of equipment and facilities, and major replacements and improvements, are capitalized.  Depreciation and amortization are recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.  Equipment is depreciated over lives ranging from three to eight years.  Leasehold interests and improvements are amortized over the shorter of the lease term, including planned extensions, or the asset life, ranging up to 25 years.

Self-Insurance Liability.  The Company is self-insured through October 2002 for its workers’ compensation and general liability insurance programs, and continues to be self-insured for its employee health insurance program.  The Company maintains stop-loss coverage with third party insurers to limit its total exposure.  The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to be incurred to settle known claims and claims incurred, but not reported, as of the balance sheet date.  Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from our estimates, our financial results could be impacted.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“VIEs”) (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company was required to apply FIN 46R to variable interests in VIEs created after December 31, 2003.  The Company currently has no contractual relationships or other business relationships with a VIE.

FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, was issued in May 2003.  This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity.  The Statement also includes required disclosures for financial instruments within its scope.  For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise effective as of January 1, 2004, except for mandatorily redeemable financial instruments.  The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments.  The adoption of this standard did not have a material impact on the consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of March 29, 2004, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

The Company purchases certain commodities such as beef, seafood, chicken, and cooking oil. These commodities are generally purchased based upon purchase agreements or arrangements with vendors.  These purchase agreements or arrangements may contain features that fix the commodity price or define the price from an agreed upon formula.  The Company does not use financial instruments to hedge commodity prices because these purchase arrangements help control the ultimate cost paid for any commodity price fluctuations, have no minimum purchase requirements, and are generally short term in nature.

ITEM 4. CONTROLS AND PROCEDURES

As of March 29, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On October 1, 2002, the Company filed a complaint in the Chancery Court for the State of Delaware against the Purchaser and escrow agent Fidelity National Title.  This action alleges several breaches by the Purchaser and its parent company, Landry’s Restaurant’s, Inc. (“Landry’s”), of its contractual obligations under the asset purchase agreement related to the sale of the Chart House Business and under a related escrow agreement.  Aggregate damages sought, without regard to interest or legal fees, were $1.8 million.  The Company subsequently received $1.6 million through a release of escrowed funds and a payment made by the Purchaser during the fourth quarter of 2002.  The Company continues to seek approximately $0.3 million, representing amounts that the Company believes the Purchaser wrongfully failed to pay under the asset purchase agreement, and related interest, costs, and attorneys’ fees.  Landry’s has filed a counterclaim on behalf of the Purchaser, seeking a purchase price adjustment of $0.15 million.  See Part I, Item 1, Note 3 “Sale of the Chart House Business.”  The Company is unable to predict the outcome of this matter.

On February 20, 2004, the Company filed in the Chancery Court for the State of Delaware an additional complaint against the Purchaser and Landry’s.  This action alleges, among other things, additional breaches by both the Purchaser and Landry’s of their obligations related to the sale of the Chart House Business.  Specifically, the claim demands that Landry’s perform its obligation to guarantee the full and timely performance of all obligations and agreements of the Purchaser (the “Guarantee”).  In November 2003, the Purchaser defaulted on one of the real estate leases (the “Lease”) that it assumed when it acquired the Chart House Business.  Future undiscounted cash payments pursuant to the Lease exceed $30.0 million over a 17 year period.  Historically, the Company has been treating the Lease and other surviving real estate obligations of the Chart House Business as contingent liabilities, as the likelihood of the Company having to perform on those obligations is remote in light of the Guarantee.  See Part I, Item 1, Note 6 “Commitments and Contingencies.”  The Company is unable to predict the outcome of this matter.

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

(4)          Filed as an exhibit to the Company’s Current Report on Form 10-Q for the quarter ended July 1, 2002, dated August 15, 2002.

(b)                                 Reports on Form 8-K.

The Company filed a report on Form 8-K on January 21, 2004.  Under Item 2, the Company reported that it had completed its previously announced sale of three of its steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C., to McCormick and Schmick Restaurant Corp., a large national restaurant operator.  A press release announcing the completion of the sale was furnished as an exhibit thereto.

The Company filed a report on Form 8-K/A on March 22, 2004 to amend the Form 8-K filed on January 21, 2004.  Under item 7, the Company provided pro forma financial information and furnished such information as an exhibit thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE’S, INC.

Date: May 13, 2004	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive
officer)

Date: May 13, 2004	By:	/s/ GREG GROSVENOR
Greg Grosvenor
Chief Financial Officer
(principal financial and accounting
officer)