Form 10-Q
period 2004-06-28
ANGELO & MAXIES INC
filed 2004-08-12
CIK 820757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2004

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

(312) 466-3966

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2004:

Common Stock ($.01 par value) 2,005,131

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 28, 2004	December 29, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,017	$4,551
Accounts receivable, net	192	600
Inventories	137	370
Prepaid expenses and other current assets	663	1,024
Total current assets	9,009	6,545
Equipment and improvements (held for sale, see Note 2):
Equipment	1,430	3,830
Leasehold interests and improvements	2,944	8,422
	4,374	12,252
Less: Accumulated depreciation and amortization	1,440	3,340
Equipment and improvements, net	2,934	8,912
Other non-current assets:
Restricted cash	2,302	2,627
Leased property under capital leases, net	1,047	1,077
Intangibles, net (held for sale, see Note 2)	1,558	2,370
Other non-current assets	112	497
Total other non-current assets	5,019	6,571
Total assets	16,962	22,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	32	30
Accounts payable	882	1,289
Accrued liabilities	1,585	2,859
Deferred gain	—	967
Total current liabilities	2,499	5,145
Non-current liabilities (excluding current portion):
Long-term portion of capital lease obligation	1,828	1,848
Other long-term obligations	97	752
Total non-current liabilities (excluding current portion)	1,925	2,600
Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at June 28, 2004 and December 29, 2003	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 2,005,131 and 2,001,713 shares issued and outstanding at June 28, 2004 and December 29, 2003, respectively	20	20
Additional paid-in capital	65,460	65,451
Retained deficit	(57,077)	(55,323)
Total stockholders’ equity	12,538	14,283
Total liabilities and stockholders’ equity	$16,962	$22,028

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended		Six month periods ended
	June 28, 2004	June 30, 2003	June 28, 2004	June 30, 2003

Revenues	$2,865	$2,777	$5,910	$6,057
Operating costs and expenses:
Cost of sales	1,089	986	2,224	2,146
Restaurant labor	600	566	1,227	1,237
Other operating costs	489	506	1,101	978
Rent	244	244	487	486
Total restaurant costs	2,422	2,302	5,039	4,847
General and administrative expenses	450	691	916	1,359
Depreciation and amortization	27	113	55	254
Impairment of assets and restructuring charges	946	4,413	946	4,413
(Gain) loss on disposal of assets	—	(2)	—	9
Total restaurant and operating costs	3,845	7,517	6,956	10,882
Loss from operations	(980)	(4,740)	(1,046)	(4,825)
Interest expense, net	22	22	45	52
Other income	(51)	(51)	(102)	(102)
Loss from continuing operations before income taxes	(951)	(4,711)	(989)	(4,775)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(951)	(4,711)	(989)	(4,775)
Discontinued operations:
Income (loss) from operations	—	204	(107)	325
Gain (loss) on sale	(910)	13	(1,163)	13
Recognition of deferred gain on sale	—	—	967	—
Income (loss) from discontinued operations	(910)	217	(303)	338
Net loss	$(1,861)	$(4,494)	$(1,292)	$(4,437)
Preferred dividends	232	232	464	464
Net loss applicable to common shares	$(2,093)	$(4,726)	$(1,756)	$(4,901)

Net loss per common share - Basic and diluted:
Continuing operations	$(0.59)	$(2.48)	$(0.73)	$(2.63)
Discontinued operations	(0.45)	0.11	(0.15)	0.17
	$(1.04)	$(2.37)	$(0.88)	$(2.46)

Weighted-average shares outstanding	2,005	1,993	2,004	1,991

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Six month periods ended
	June 28, 2004	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(1,292)	$(4,437)
Adjustments to reconcile net income (loss) to cash flows (used in) provided by operating activities:
Depreciation and amortization	55	614
Loss on disposal of assets	—	9
Loss provision for impairment of assets and restruction charges	946	4,399
Common stock issued in lieu of compensation	9	18
Recognition of deferred gain on sale	(967)	—
Changes in working capital:
Decrease in accounts receivable	408	22
Decrease in inventories	233	34
Decrease in prepaid expenses and other current assets	361	266
Decrease in assets held for disposal	—	—
Decrease in other non-current assets	385	8
Decrease in accounts payable	(407)	(519)
Decrease in accrued liabilities	(1,042)	(628)
Decrease in liabilities of discontinued operations	—	(170)
Decrease in other non-current obligations (excluding current portion)	(655)	(116)
Cash used in operating activities	(1,966)	(500)
Cash flows from investing activities:
Expenditures for equipment and improvements	(5)	(27)
Proceeds from sale of restaurant assets	5,594	—
Cash provided by (used in) investing activities	5,589	(27)
Cash flows from financing activities:
Restricted cash for letters of credit	325	—
Preferred dividends	(464)	(464)
Payments on landloard notes	—	(501)
Reduction of obligations under capital leases	(18)	(15)
Cash used in financing activities	(157)	(980)
Increase (Decrease) in cash	3,466	(1,507)
Cash and cash equivalents, beginning of period	4,551	7,651
Cash and cash equivalents, end of period	$8,017	$6,144

The accompanying notes are an integral part of these consolidated financial statements

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2004

(Unaudited)

(1)                                 BASIS OF PRESENTATION

The accompanying consolidated financial statements of Angelo and Maxie’s, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended June 28, 2004 and June 30, 2003,and the six months periods ended June 28, 2004 and June 30, 2003, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004 and its Board of Directors approved a proposal in September 2003 to sell its remaining two steakhouses and related intellectual property.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.”  The Company also consummated a sale of 39 of its then-existing 45 restaurants (“the Chart House Business”) to a third party as of July 30, 2002.  See Note 3 “Sale of the Chart House Business.”  The operations of the sold restaurants have been presented as discontinued operations for the quarterly periods ended June 28, 2004 and June 30, 2003 and the six month periods ended June 28, 2004 and June 30, 2003, and the Company has reclassified its Consolidated Statements of Operations for the periods then ended in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  In connection with the proposed sale of its remaining two steakhouses and related intellectual property, the assets of the two remaining Angelo and Maxie’s restaurants are considered to be held for sale in accordance with FAS 144.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

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

In September 2003, the Board of Directors approved a proposal to sell the Company’s remaining two steakhouses and certain Angelo and Maxie’s intellectual property.  Angelo and Maxie’s executed a definitive agreement with A & M Acquisitions, LLC on June 22, 2004, for the sale of its remaining two steakhouses located on Park Avenue in New York City and in West Palm Beach, Florida, including all the rights to the name “Angelo and Maxie’s.” The agreement provides, among other things, that the Company is to receive $4.5 million in cash in connection with the sale, subject to certain adjustments for current assets and current liabilities. The

Company’s name will be changed on account of the sale of the rights to such name. The closing of the sale is subject to a number of conditions and is expected to occur in September 2004.  No assurances can be given that this sale will be consummated.

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

Condensed financial information for the three locations sold on January 7, 2004 and presented as discontinued operations for the six month periods ended June 28, 2004 and June 30, 2003 is as follows (in thousands):

	Six month period ended June 28, 2004	Six month period ended June 30, 2003

Revenues	$258	$7,166
Total restaurant costs	365	6,481
Depreciation and amortization	—	360
(Loss) income from discontinued operations	$(107)	$325

(3)                                 SALE OF THE CHART HOUSE BUSINESS

In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business.  The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company recorded a provision for an estimated loss on sale of discontinued operations of $3.7 million in the second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords’ consent to assign certain leases to the purchaser.  In the first quarter of 2004, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.3 million loss on the sale.  The Company had previously taken legal action against the buyer of the Chart House Business.  The Company now has reached a settlement with the buyer resulting in an additional $910,000 provision for loss, which is included in discontinued operations. See Note 6 “Commitments and Contingencies” for further discussion.

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

(5)                                 RELATED PARTY TRANSACTIONS

During the first six months of 2004 and 2003, the Company recognized $125,000 of fees for financial advisory services provided to the Company by a related party.

Payments to related parties for rent at one restaurant totaled $4,000 and $204,000 in the first six months of 2004 and 2003, respectively.  Future rent liability with respect to this location was transferred to M&S on January 7, 2004 in connection with the consummation of the sale of three of the Company’s then-existing five steakhouses as of that date.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets”.

On December 11, 2003, the Company’s President and Chief Executive Officer became a full-time employee of Rewards Network, Inc. (“RNI”).  In connection with this change, the Company entered into an agreement with RNI whereby services provided to the Company by the Company’s President and Chief Executive Officer are billed to the Company by RNI based on an agreed upon hourly rate.  The Company made payments totaling $5,000 during the second quarter of 2004 and $12,000 for the first six months of 2004 pursuant to this agreement.

On June 26, 2003, the Company entered into an operating lease for office space with a related party.  This agreement provides, among other things, that the landlord provide office space for the Company’s corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments totaling $8,000 pursuant to this agreement during the second quarter of 2004 and $26,000 for the first six months of 2004.

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

In connection with a 1997 sale of previously operated restaurants, the Company agreed to guarantee up to $4.0 million of the buyer’s note obligation to its lender through January 2004.  Subsequent to the release of this guarantee during the first quarter of 2004, the Company recognized a $1.0 million deferred gain on the sale of these restaurants.  This sale was not connected to the sale of the Chart House Business or the sale of three of the Company’s then-existing five steakhouses to M & S.

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the sale of the Chart House Business, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.3 million at June 28, 2004.  Such funds are presented on the consolidated balance sheets as restricted cash, a non-current asset.

The Company was contingently liable, in certain circumstances, for lease obligations with respect to 20 properties subleased or assigned to third parties in the event of a default by the third party. In connection with the sale of the Chart House Business, the Company received a guarantee from Landry’s Restaurant’s, Inc. (“Landry’s”) with respect to 19 of these properties. On July 30, 2004, the Company reached a settlement with Landry’s on all pending litigation matters, including a default by a subsidiary of Landry’s under of one of the Chart House leases.  In addition, the Company received an unconditional and irrevocable guarantee from Landry’s for the full and timely payment and performance of all the leases included in the sale of the Chart House Business to Landry’s. With respect to the property not covered by the Landry’s guarantee, the Company holds a standby letter of credit from the sublessee of this property equaling one year’s rent on the property.

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

OVERVIEW

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004 and executed a definitive agreement on June 22, 2004 to sell its remaining two steakhouses and related intellectual property.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Assets.”  The Company also consummated a sale of 39 of its then-existing 45 restaurants (“the Chart House Business”) to a third party as of July 30, 2002.  See Note 3 “Sale of the Chart House Business.”  The operations of the sold restaurants have been presented as discontinued operations for the quarters and six months ended June 28, 2004 and June 30, 2003, and the Company has reclassified its Consolidated Statements of Operations for the quarters then ended in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  In connection with the proposed sale of its remaining two steakhouses and related intellectual property, the assets of the two remaining Angelo and Maxie’s restaurants are considered to be held for sale in accordance with FAS 144.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

The Company operates two Angelo and Maxie’s Steakhouses, which are full-service steakhouse restaurants located in New York, New York and West Palm Beach, Florida.  The Company operated the following number of restaurants at the end of the second quarters of 2004 and 2003:

	Angelo and Maxie’s Steakhouses	Discontinued operations	Total
Second quarter 2004	2	—	2
Second quarter 2003	2	3	5

The Company acquired the Angelo and Maxie’s Steakhouse concept and one restaurant during 1999 to diversify its then-seafood dominated portfolio.   The Company opened a total of six additional Angelo and Maxie’s restaurants over 2000 and 2001.  One of these locations was closed during the fourth quarter of 2001 and another location was closed during the fourth quarter of 2002.  During 2001, the Company canceled restaurant development plans for three locations, did not open any locations during 2002 and 2003, and currently has no plans to open additional restaurants during 2004.  The Company intends to seek stockholder approval of the sale of the two remaining Angelo and Maxie’s restaurants and related intellectual property, as well as the liquidation and dissolution of the Company.   No assurances can be given as to whether or when these transactions will be consummated.

RESULTS OF OPERATIONS

The following table presents the results of operations for each of the quarterly and six month periods ended June 28, 2004 and June 30, 2003.  Continuing operations relate to the operations of the Company’s two remaining Angelo and Maxie’s Steakhouses.  The operations of the three locations sold on January 7, 2004 and the Chart House Business are presented as discontinued.

	Quarterly periods ended				Six month periods ended
(Unaudited, dollars in thousands)	June 28, 2004		June 30, 2003		June 28, 2004		June 30, 2003
	Amount	%	Amount	%	Amount	%	Amount	%

Revenues	$2,865	100.0	$2,777	100.0	$5,910	100.0	$6,057	100.0

Operating costs and expenses:
Cost of sales	1,089	38.0	986	35.5	2,224	37.6	2,146	35.4
Restaurant labor	600	20.9	566	20.4	1,227	20.8	1,237	20.4
Other operating costs	489	17.1	506	18.2	1,101	18.6	978	16.1
Rent	244	8.5	244	8.8	487	8.2	486	8.0
Total restaurant costs	2,422	84.5	2,302	82.9	5,039	85.3	4,847	80.0
Restaurant operating income (before depreciation and amortization)	443	15.5	475	17.1	871	14.7	1,210	20.0
General and administrative expenses	450	15.7	691	24.9	916	15.5	1,359	22.4
Depreciation and amortization	27	0.9	113	4.1	55	0.9	254	4.2
Impairment of assets and restructuring charges	946	33.0	4,413	158.9	946	16.0	4,413	72.9
Loss on sales of assets		—	(2)	(0.1)	—	—	9	—
Total restaurant and operating costs	3,845	134.2	7,517	270.7	6,956	117.7	10,882	179.7
Income (loss) from operations	(980)	(34.2)	(4,740)	(170.7)	(1,046)	(17.7)	(4,825)	(79.7)
Interest expense, net	22	0.8	22	0.8	45	0.8	52	0.9
Other income	(51)	(1.8)	(51)	(1.8)	(102)	(1.7)	(102)	(1.7)
Income (loss) from continuing operations before income taxes	(951)	(33.2)	(4,711)	(169.6)	(989)	(16.7)	(4,775)	(78.8)
Provision for income taxes	—	—	—	—	—	—	—	—
Net income (loss) from continuing operations	(951)	(33.2)	(4,711)	(169.6)	(989)	(16.7)	(4,775)	(78.8)
Discontinued operations:
Income (loss) from operations	—	—	204	7.3	(107)	(1.8)	325	5.4
Recognition of deferred gain on sale	—	—			967	16.4	—	—
Gain (loss) on sale	(910)	(31.8)	13	0.5	(1,163)	(19.7)	13	0.2
Income (loss) from discontinued operations	(910)	(31.8)	217	7.8	(303)	(5.1)	338	5.6
Net loss applicable to common shares	$(1,861)	(65.0)	$(4,494)	(161.8)	$(1,292)	(21.9)	$(4,437)	(73.3)
Preferred stock dividends	232	8.1	232	8.4	464	7.9	464	7.7
Net loss applicable to common shares	$(2,093)	(73.1)	$(4,726)	(170.2)	$(1,756)	(29.7)	$(4,901)	(80.9)

Angelo and Maxie’s revenues are derived entirely from food and beverage sales.  Revenues increased $88,000 or 3.2%, to $2.9 million in the second quarter of 2004, compared to $2.8 million in the second quarter of 2003.  The increase in revenues is due to a general increase in food and beverage sales.

Revenues decreased $147,000, or 2.4%, to $5.9 million for the six months ended June 28, 2004, compared to $6.1 million for the six months ended June 30, 2003. The decrease in revenues is due in part to the severely cold weather experienced in the New York area during the first half of the first quarter of 2004.

Cost of sales is composed of the cost of food and beverages.  Cost of sales as a percentage of revenues increased by 2.5 percentage points to 38.0% in the second quarter of 2004, compared with 35.5% in the second quarter of 2003.  This increase is primarily the result of price increases of certain beef and dairy products that occurred during the fourth quarter of 2003 and continued into the first half of 2004. The Company expects that comparative trend to continue for the next quarter. For the six months ended June 28, 2004, cost of sales as a percentage of revenues increased 2.2 percentage points to 37.6%, compared with 35.4% for the six months ended June 30, 2003, driven primarily by the same factors that impacted the quarterly results.

Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items.  Restaurant labor as a percentage of revenues increased by 0.5 percentage points to 20.9% in the second quarter of 2004, compared with 20.4% in the second quarter of 2003.  This increase is due to normal annual merit increases. For the six months ended June 28, 2004, restaurant labor as a percentage of revenues increased 0.4 percentage points to 20.8%, compared with 20.4% for the six months ended June 30, 2003, primarily due to the same merit increases that impacted the quarterly results.

Other operating expenses consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues.  Other operating costs as a percentage of restaurant revenues decreased by 1.1 percentage points to 17.1% in the second quarter of 2004, compared with 18.2% in the second quarter of 2003, primarily as a result of lower marketing costs. For the six months ended June 28, 2004, other operating costs as a percentage of revenues increased 2.5 percentage points to 18.6%, compared with 16.1% for the six months ended June 30, 2003, primarily as a result of providing certain additional services and amenities at one of the locations.

Rent includes both fixed and variable portions of rent.  Rent as a percentage of revenues decreased by 0.3 percentage points to 8.5% in the second quarter of 2004, compared with 8.8% in the second quarter of 2003, primarily as a result of increased revenues during the second quarter of 2004, thereby causing rent to comprise a smaller percentage of revenues. For the six months ended June 28, 2004, rent as a percentage of revenues increased by 0.2 percentage points to 8.2%, compared with 8.0% for the six months ended June 30, 2003, primarily due to lower revenues for the six month period ending June 28, 2004, thereby causing rent to comprise a larger percentage of revenues.

General and administrative expenses are composed of expenses associated with corporate and administrative functions that support restaurant operations, including management and staff salaries, employee benefits, travel, legal and professional fees, technology, and market research.  General and administrative expenses decreased $241,000 to $450,000 in the second quarter of 2004, compared to $691,000 in the second quarter of 2003.  The decrease is primarily the result of a reduction in the size of the corporate management and staff that occurred during the fourth quarter of 2003 and the first quarter of 2004.  The Company believes that the general and administrative expenses incurred in the second quarter of 2004 reflect an expected and continued decrease of these expenses.  For the six months ended June 28, 2004, general and administrative expenses decreased by $443,000 to $916,000, compared with $1,359,000 for the six months ended June 30, 2003, primarily due to the same corporate staff reductions that impacted the quarterly results.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of leasehold improvements at both the restaurants and corporate locations.  Depreciation and amortization decreased $86,000 to $27,000 in the second quarter of 2004, compared to $113,000 in the second quarter of 2003.  The decrease is due to the cessation of depreciation on the restaurant fixed assets and leasehold improvements in connection with the assets being classified as held for sale during the third quarter of 2003 in accordance with FAS 144. .  For the six months ended June 28, 2004, depreciation and amortization expenses decreased by $199,000 to $55,000, compared with $254,000 for the six months ended June 30, 2003, primarily due to the same factor that impacted the quarterly results.

During the second quarter of 2004 and the second quarter of 2003, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value. In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.  These continued reviews resulted in the following during 2004 and 2003:

•                  During the second quarter 2004 evaluation, the Company recorded a $797,000 provision for loss related to the pending sale of the remaining two steakhouses and the rights to the name “Angelo and Maxie’s” and a $149,000 provision for loss on corporate fixed assets.

•                  In the second quarter of 2003, such evaluation indicated that the recorded value of the Angelo and Maxie’s trade name was impaired by $4.3 million. In addition, the Company’s lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs. In connection therewith, the Company recorded a $0.1 million restructuring charge during the second quarter of 2003 resulting from the Company receiving lower than anticipated proceeds from the sale and disposal of its furniture and equipment located at the vacated facility.

Net interest expense remained at $22,000 in the second quarters of 2004 and 2003.  The current quarter interest expense includes non-cash interest expense related to a capital lease (see discussion of other income in the following paragraph), offset by interest income earned on the Company’s outstanding investable cash.   For the six months ended June 28, 2004, net interest expense decreased by $7,000 to $45,000, compared with $52,000 for the six months ended June 30, 2003. This decrease is primarily due to the prior six month period including interest expense related to an outstanding term loan that was retired at the beginning of the second quarter of 2003.

Other income remained flat at $51,000 in the second quarter of 2004, compared to the second quarter of 2003 in addition, other income remained flat at $102,000 for the six months ended June 28, 2004, compared to the six months ended June 30, 2003.  The Company is committed to a capital lease at a location it has subleased to a third party. This capital lease is reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and non-cash reductions to the liability are reflected in other income.

Income from discontinued operations decreased by $1.1 million in the second quarter of 2004, compared to the second quarter of 2003.  The decrease is due to the following factors:

•                  The recognition of an additional $910,000 loss on the sale of the Chart House Business. See Part I, Item 1, Note 3 “Sale of the Chart House Business.”

•                  A $204,000 decrease in income from operations of the three steakhouses sold on January 7, 2004. See Part I, Item 1, Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.” This decrease was due to the sale of the steakhouses in the first quarter of 2004.

Income from discontinued operations decreased $641,000 for the six months ended June 28, 2004, compared to the six months ended June 30, 2003. The decrease is due to the following factors:

•                  The recognition of an additional $1.2 million loss on the sale of the Chart House Business. See Part I, Item 1, Note 3 “Sale of the Chart House Business.”

•                  The recognition of a $967,000 deferred gain on the sale of previously disposed restaurants. See Part I, Item 1, Note 6 “Commitments and Contingencies.”

•                  A $432,000 decrease in income from operations of the three steakhouses sold on January 7, 2004. See Part I, Item 1, Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.” This decrease was due to the sale of the steakhouses in the first quarter of 2004

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company accrued dividends on the Series A Preferred Stock aggregating $0.2 million during each of the second quarters of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

	Six month periods ended
(Unaudited, dollars in thousands)	June 28, 2004	June 30, 2003
Net cash used in operating activities	$(1,966)	$(500)
Expenditures for equipment and imrpovements	(5)	(27)
Proceeds from sale of restaurant assets	5,594	—
Cash used in financing activities	(157)	(980)
Net increase (decrease) in cash	$3,466	$(1,507)

The Company had $8,017,000 in cash for general corporate purposes at June 28, 2004. The Company believes that this remaining cash balance, together with net cash provided by the continuing operating activities of its remaining two steakhouses will be sufficient to fund its operating expenses and capital needs for at least the next twelve months.

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

Net cash used in operating activities was $1,966,000 in the first six months of 2004, compared to net cash used in operating activities of $500,000 in the first six months of 2003.  In 2004, net cash used in operating activities includes an aggregate $1.0 million related to payment of 2003 performance and stay bonuses and accrued vacation for the employees terminated in conjunction with the sale of three of the Company’s steakhouses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.   In 2003, net cash used in operating activities included an aggregate $0.8 million related to payment of 2002 bonuses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.

 Net cash provided by investing activities in the first six months of 2004 included capital expenditures of $5,000 and the receipt of $5,594,000 in net proceeds from the sale of three of the Company’s steakhouses.  Net cash used in investing activities in the first six months of 2003 included capital expenditures of $27,000.

Net cash used in financing activities was $157,000 in the first six months of 2004, primarily related to reduction of restricted cash for letters of credit related to a guarantee on one of the Company’s then-existing five steakhouses offset by non-cash reductions to a capital lease on a restaurant property that the Company has subleased to a third party. Preferred dividends of $464,000 were paid in the second quarter of 2004. Net cash used in financing activities was $980,000 in the first six months of 2003, including $500,000 used to settle the payment of both scheduled payments and the early retirement and payoff of the landlord notes as well as scheduled non-cash reductions to the capital lease on the subleased restaurant property. Preferred dividends of $464,000 were paid in the second quarter of 2003. There were no pre-payment fees or penalties associated with the early retirement of the landlord note obligations.

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

The Company was liable under various capital and operating lease agreements, primarily related to restaurant locations.   The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves, and guarantees on various third party leasing and debt agreements.  A $325,000 letter of credit related to one of three restaurants sold in January to McCormick & Schmicks Restaurant Corporation was terminated. No other material changes have occurred regarding these commitments and contingencies from the Company’s prior fiscal year ended December 29, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of June 28, 2004, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 28, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company was contingently liable, in certain circumstances, for lease obligations with respect to 20 properties subleased or assigned to third parties in the event of a default by the third party. In connection with the sale of the Chart House Business, the Company received a guarantee from Landry’s Restaurant’s, Inc. (“Landry’s”) with respect to 19 of these properties. On July 30, 2004, the Company reached a settlement with Landry’s on all pending litigation matters, including a default by a subsidiary of Landry’s under of one of the Chart House leases.  In addition, the Company received an unconditional and irrevocable guarantee from Landry’s for the full and timely payment and performance of all the leases included in the sale of the Chart House Business to Landry’s. With respect to the property not covered by the Landry’s guarantee, the Company holds a standby letter of credit from the sublessee of this property equaling one year’s rent on the property.

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

3.2                                 Amended and Restated Bylaws of the Company. (1)

3.3                                 Certificate of Designations of the Series A Preferred Stock. (3)

4.1                                 Specimen Common Stock Certificate. (2)

4.2                                 Specimen Series A Preferred Stock Certificate. (3)

10.1                           Asset Purchase Agreement dated as of June 22, 2004 by and among CH-AM Acquisition, Inc. the Company, A&M Acquisitions, LLC and the other parties named therein. (5)

31.1                           Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

(1)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated August 27, 1987, or amendments thereto dated October 6, 1987 and October 14, 1987 (Registration No. 33-16795) and incorporated herein by reference.

(2)          Filed as an exhibit to the Company’s Registration Statement on Form S-1 dated July 20, 1989, or amendment thereto dated August 25, 1989 (Registration No. 33-30089) and incorporated herein by reference.

(3)          Filed as an exhibit to the Company’s Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 333-57674) and incorporated herein by reference.

(4)          Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 1, 2002, dated August 15, 2002 and incorporated herein by reference.

(5)          Filed as Appendix A to the Company’s Schedule 14A dated August 11, 2004 and incorporated herein by reference

(b)                                 Reports on Form 8-K.

The Company filed a report on Form 8-K on March 30, 2004.  Under Item 12, the Company reported on its fourth quarter results of operations and provided an update on its proposed sale of its two remaining steakhouses.  A press release related to such matters was furnished as an exhibit thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANGELO AND MAXIE’S, INC.

Date: August 12, 2004	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive
officer)

Date: August 12, 2004	By:	/s/ GREG GROSVENOR
Greg Grosvenor
Chief Financial Officer
(principal financial and accounting
officer)