Form 10-Q
period 2004-09-27
ANGELO & MAXIES INC
filed 2004-11-15
CIK 820757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2004
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

                Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2004:

Common Stock ($.01 par value) 2,005,131

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 27, 2004	December 29, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,140	$4,551
Accounts receivable, net	99	600
Inventories	115	370
Prepaid expenses and other current assets	744	1,024
Total current assets	8,098	6,545
Equipment and improvements (held for sale, see Note 2):
Equipment	540	3,830
Leasehold interests and improvements	915	8,422
	1,455	12,252
Less: Accumulated depreciation and amortization	785	3,340
Equipment and improvements, net	670	8,912
Other non-current assets:
Restricted cash	2,302	2,627
Leased property under capital leases, net	1,032	1,077
Intangibles, net (held for sale, see Note 2)	1,543	2,370
Other non-current assets	112	497
Total other non-current assets	4,989	6,571
Total assets	13,757	22,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	33	30
Accounts payable	884	1,289
Accrued liabilities	1,501	2,859
Deferred gain	—	967
Total current liabilities	2,418	5,145
Non-current liabilities (excluding current portion):
Long-term portion of capital lease obligation	1,820	1,848
Other long-term obligations	96	752
Total non-current liabilities (excluding current portion)	1,916	2,600
Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at September 27, 2004 and December 29, 2003	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 2,005,131 and 2,001,713 shares issued and outstanding at September 27, 2004 and December 29, 2003, respectively	20	20
Additional paid-in capital	65,460	65,451
Retained deficit	(60,192)	(55,323)
Total stockholders’ equity	9,423	14,283
Total liabilities and stockholders’ equity	$13,757	$22,028

The accompanying notes are an integral part of these consolidated financial statements.

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended		Nine month periods ended
	September 27, 2004	September 29, 2003	September 27, 2004	September 29, 2003
Revenues	$2,176	$2,364	$8,086	$8,421
Operating costs and expenses:
Cost of sales	865	879	3,089	3,025
Restaurant labor	484	610	1,711	1,847
Other operating costs	531	662	1,632	1,640
Rent	210	210	697	696
Total restaurant costs	2,090	2,361	7,129	7,208
General and administrative expenses	606	479	1,522	1,838
Depreciation and amortization	14	125	69	379
Impairment of assets and restructuring charges	2,283	—	3,229	4,384
Loss on disposal of assets	—	—	—	9
Total restaurant and operating costs	4,993	2,965	11,949	13,818
Loss from operations	(2,817)	(601)	(3,863)	(5,397)
Interest expense, net	20	30	65	82
Other income	(18)	(18)	(120)	(120)
Loss from continuing operations before income taxes	(2,819)	(613)	(3,808)	(5,359)
Provision for income taxes	—	—	—	—
Loss from continuing operations	(2,819)	(613)	(3,808)	(5,359)
Discontinued operations:
Income (loss) from operations	—	126	(107)	507
Gain (loss) on sale	(63)	85	(1,226)	13
Recognition of deferred gain on sale	—	—	967	—
Income (loss) from discontinued operations	(63)	211	(366)	520
Net loss	$(2,882)	$(402)	$(4,174)	$(4,839)
Preferred dividends	232	232	696	696
Net loss applicable to common shares	$(3,114)	$(634)	$(4,870)	$(5,535)
Net loss per common share - Basic and diluted:
Continuing operations	$(1.52)	$(0.42)	$(2.25)	$(3.04)
Discontinued operations	(0.03)	0.11	(0.18)	0.26
	$(1.55)	$(0.32)	$(2.43)	$(2.78)

Weighted-average shares outstanding	2,005	1,996	2,005	1,993

The accompanying notes are an integral part of these consolidated financial statements.

 ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Nine month periods ended
	September 27, 2004	September 29, 2003
Cash flows from operating activities:
Net loss	$(4,174)	$(4,839)

Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	69	763
Loss on disposal of assets	—	(6)
Loss provision for impairment of assets and restructuring charges	3,229	4,399
Common stock issued in lieu of compensation	9	27
Recognition of deferred gain on sale	(967)	—
Changes in working capital:
Decrease (increase) in accounts receivable	486	(49)
Decrease in inventories	255	51
Decrease in prepaid expenses and other current assets	280	482
Decrease in assets held for disposal	—	—
Decrease in other non-current assets	385	8
Decrease in accounts payable	(405)	(313)
Decrease in accrued liabilities	(1,342)	(1,081)
Decrease in liabilities of discontinued operations	—	(170)
Decrease in other non-current obligations (excluding current portion)	(656)	(216)
Cash used in operating activities	(2,831)	(944)
Cash flows from investing activities:
Expenditures for equipment and improvements	(9)	(80)
Proceeds from sale of restaurant assets	5,594	15
Cash provided by (used in) investing activities	5,585	(65)
Cash flows from financing activities:
Restricted cash for letters of credit	325	75
Preferred dividends	(464)	(464)
Payments on landlord notes	—	(501)
Reduction of obligations under capital leases	(26)	(22)
Cash used in financing activities	(165)	(912)
Increase (Decrease) in cash	2,589	(1,921)
Cash and cash equivalents, beginning of period	4,551	7,651
Cash and cash equivalents, end of period	$7,140	$5,730

The accompanying notes are an integral part of these consolidated financial statements

ANGELO AND MAXIE’S, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 27, 2004

(Unaudited)

(1)           BASIS OF PRESENTATION

The accompanying consolidated financial statements of Angelo and Maxie’s, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended September 27, 2004 and September 29, 2003,and the nine months periods ended September 27, 2004 and September 29, 2003, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004 and its Board of Directors approved a proposal in September 2003 to sell its remaining two steakhouses and related intellectual property.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.”  The Company also consummated a sale of 39 of its then-existing 45 restaurants (“the Chart House Business”) to a third party as of July 30, 2002.  See Note 3 “Sale of the Chart House Business.”  The operations of the sold restaurants have been presented as discontinued operations for the quarterly periods ended September 27, 2004 and September 29, 2003 and the nine month periods ended September 27, 2004 and September 29, 2003, and the Company has reclassified its Consolidated Statements of Operations for the periods then ended in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  In connection with the proposed sale of its Park Avenue, New York steakhouse and related intellectual property, the assets are considered to be held for sale in accordance with FAS 144.  Furthermore, during November of 2004, the Company negotiated a lease termination agreement with the landlord of the West Palm Beach, Florida restaurant.  As such, the Company has recorded an impairment charge, as of September 27, 2004, related to the assets associated with this steakhouse.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

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

In September 2003, the Board of Directors approved a proposal to sell the Company’s remaining two steakhouses and certain Angelo and Maxie’s intellectual property.  Angelo and Maxie’s executed a definitive agreement with A & M Acquisitions, LLC on June 22, 2004, for the sale of its remaining two steakhouses located on Park Avenue in New York City and in West Palm Beach, Florida, including all the rights to the name “Angelo and Maxie’s.” The agreement provided, among other things, that the Company was to receive $4.5 million in cash in connection with the sale, subject to certain adjustments for current assets and current liabilities. The Company’s name will be changed on account of the sale of the rights to such name. In November of 2004, the Company executed a termination agreement with City Place, the landlord of the West Palm Beach restaurant.  The termination agreement releases the company of all future obligations related to the West Palm Beach lease.  Under the terms of the agreement the lease will terminate on November 15, 2004.  As a result of executing the termination agreement, the definitive agreement with A&M Acquisitions, LLC is expected to be amended to exclude the sale of the West Palm Beach, Florida restaurant  The closing of the sale is subject to a number of conditions and is expected to occur in November or December of 2004.  No assurances can be given that this sale will be consummated.

                In connection with the proposed sale of the Park Avenue, New York steakhouse and related intellectual property, the assets are considered to be held for sale, as of September 27, 2004 in accordance with FAS 144.  However, the operations of the Park Avenue, New York Angelo and Maxie’s restaurant is not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

                The Company has recorded a provision for the impairment of assets and restructuring in the amount of $2.3 million due to the execution of a lease termination agreement related to the West Palm Beach restaurant.

Condensed financial information for the three locations sold on January 7, 2004 and presented as discontinued operations for the nine month periods ended September 27, 2004 and September 29, 2003 is as follows (in thousands):

	Nine month period ended September 27, 2004	Nine month period ended September 29, 2003
Revenues	$258	$10,524
Total restaurant costs	365	9,604
Depreciation and amortization	—	413
(Loss) income from discontinued operations	$(107)	$507

(3)           SALE OF THE CHART HOUSE BUSINESS

In May 2002, the Board of Directors of the Company authorized the sale of the Chart House Business.  The sale was completed as of July 30, 2002, for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company recorded a provision for an estimated loss on sale of discontinued operations of $3.7 million in the second quarter of 2002, which was revised to $2.4 million in the third quarter of 2002, primarily as a result of the elimination of net liabilities to landlords following the receipt of the landlords’ consent to assign certain leases to the purchaser.  In the first quarter of 2004, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.3 million loss on the sale.  The Company had previously taken legal action against the buyer of the Chart House Business.  The Company had reached a settlement with the buyer resulting in an additional $910,000 loss, which is included in discontinued operations. See Note 6 “Commitments and Contingencies” for further discussion.

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

(5)           RELATED PARTY TRANSACTIONS

During the first nine months of 2004 and 2003, the Company recognized $187,500 of fees for financial advisory services provided to the Company by a related party.

Payments to related parties for rent at one restaurant totaled $4,000 and $301,000 in the first nine months of 2004 and 2003, respectively.  Future rent liability with respect to this location was transferred to M&S on January 7, 2004 in connection with the consummation of the sale of three of the Company’s then-existing five steakhouses as of that date.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets”.

On December 11, 2003, the Company’s President and Chief Executive Officer became a full-time employee of Rewards Network, Inc. (“RNI”).  In connection with this change, the Company entered into an agreement with RNI whereby services provided to the Company by the Company’s President and Chief Executive Officer are billed to the Company by RNI based on an agreed upon hourly rate.  The Company made payments totaling $8,000 during the third quarter of 2004 and $20,000 for the first nine months of 2004 pursuant to this agreement.

On June 26, 2003, the Company entered into an operating lease for office space with a related party.  This agreement provides, among other things, that the landlord provide office space for the Company’s corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments totaling $12,000 pursuant to this agreement during the third quarter of 2004 and $40,000 for the first nine months of 2004.  Payments totaling $15,000 were made during 2003 relating to the office space.

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

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the sale of the Chart House Business, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.3 million at September 27, 2004.  Such funds are presented on the consolidated balance sheets as restricted cash, a non-current asset.

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

OVERVIEW

The Company consummated a sale of three of its then-existing five steakhouses on January 7, 2004 and executed a definitive agreement on June 22, 2004 to sell its remaining two steakhouses and related intellectual property.  The Company subsequently entered into a lease termination agreement with the landlord of the West Palm Beach restaurant and, in connection herewith expects to enter into an amendment to the purchase agreement to exclude the sale of such restaurant.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Assets.”  The Company also consummated a sale of 39 of its then-existing 45 restaurants (“the Chart House Business”) to a third party as of July 30, 2002.  See Note 3 “Sale of the Chart House Business.”  The operations of the sold restaurants have been presented as discontinued operations for the quarters and nine months ended September 27, 2004 and September 29, 2003, and the Company has reclassified its Consolidated Statements of Operations for the quarters then ended in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FAS 144”).  In connection with the proposed sale of the Park Avenue, New York steakhouse and related intellectual property, the assets are considered to be held for sale as of September 27, 2004 in accordance with FAS 144.  As stated earlier, in November, 2004 the Company entered into a lease termination agreement with the landlord of the West Palm Beach, Florida restaurant.  The Company has recorded an impairment to assets related to the West Palm Beach, Florida property.  However, the operations of the remaining two Angelo and Maxie’s restaurants are not presented as discontinued on the accompanying Statements of Operations because the Company believes such a presentation would not be meaningful to the reader.

The Company operates two Angelo and Maxie’s Steakhouses, which are full-service steakhouse restaurants located in New York, New York and West Palm Beach, Florida.  The Company operated the following number of restaurants at the end of the second quarters of 2004 and 2003:

	Angelo and Maxie’s Steakhouses	Discontinued operations	Total
Third quarter 2004	2	—	2
Third quarter 2003	2	3	5

The Company acquired the Angelo and Maxie’s Steakhouse concept and one restaurant during 1999 to diversify its then-seafood dominated portfolio.   The Company opened a total of six additional Angelo and Maxie’s restaurants over 2000 and 2001.  One of these locations was closed during the fourth quarter of 2001 and another location was closed during the fourth quarter of 2002.  During 2001, the Company canceled restaurant development plans for three locations, did not open any locations during 2002 and 2003, and currently has no plans to open additional restaurants during 2004.  The Company received stockholder approval of the sale of the two remaining Angelo and Maxie’s restaurants and related intellectual property, the liquidation and dissolution of the Company as well as approval for a name change to AM-CH, Inc..   No assurances can be given as to whether or when these transactions will be consummated.

RESULTS OF OPERATIONS

                The following table presents the results of operations for each of the quarterly and nine month periods ended September 27, 2004 and September 29, 2003.  Continuing operations relate to the operations of the Company’s two remaining Angelo and Maxie’s Steakhouses.  The operations of the three locations sold on January 7, 2004 and the Chart House Business are presented as discontinued.

	Quarterly periods ended				Nine month periods ended
	September 27,2004		September 29,2003		September 27,2004		September 29,2003
	Amount	%	Amount	%	Amount	%	Amount	%
	(Unaudited, dollars in thousands)
Revenues	$2,176	100.0	$2,364	100.0	$8,086	100.0	$8,421	100.0

Operating costs and expenses:
Cost of sales	865	39.8	879	37.2	3,089	38.2	3,025	35.9
Restaurant labor	484	22.2	610	25.8	1,711	21.2	1,847	21.9
Other operating costs	531	24.4	662	28.0	1,632	20.2	1,640	19.5
Rent	210	9.7	210	8.9	697	8.6	696	8.3
Total restaurant costs	2,090	96.0	2,361	99.9	7,129	88.2	7,208	85.6
Restaurant operating income (before depreciation and amortization)	86	4.0	3	0.1	957	11.8	1,213	14.4
General and administrative expenses	606	27.8	479	20.3	1,522	18.8	1,838	21.8
Depreciation and amortization	14	0.6	125	5.3	69	0.9	379	4.5
Impairment of assets and restructuring charges	2,283	104.9	—	—	3,229	39.9	4,384	52.1
Gain on sales of assets	—	—			—	—	9	—
Total restaurant and operating costs	4,993	229.5	2,965	125.4	11,949	147.8	13,818	164.1
Loss from operations	(2,817)	(129.5)	(601)	(25.4)	(3,863)	(47.8)	(5,397)	(64.1)
Interest expense, net	20	0.9	30	1.3	65	0.8	82	1.0
Other income	(18)	(0.8)	(18)	(0.8)	(120)	(1.5)	(120)	(1.4)
Loss from continuing operations before income taxes	(2,819)	(129.5)	(613)	(25.9)	(3,808)	(47.1)	(5,359)	(63.6)
Provision for income taxes	—	—	—	—	—	—	—	—
Loss from continuing operations	(2,819)	(129.5)	(613)	(25.9)	(3,808)	(47.1)	(5,359)	(63.6)
Discontinued operations:
Income (loss) from operations	—	—	126	5.3	(107)	(1.3)	507	6.0
Recognition of deferred gain on sale	—	—	967	12.0	—	—
Gain (loss) on sale	(63)	(2.9)	85	3.6	(1,226)	(15.2)	13	0.2
Income (loss) from discontinued operations	(63)	(2.9)	211	8.9	(366)	(4.5)	520	6.2
Net loss applicable to common shares	$(2,882)	(132.4)	$(402)	(17.0)	$(4,174)	(51.6)	$(4,839)	(57.5)
Preferred stock dividends	232	10.7	232	9.8	696	8.6	696	8.3
Net loss applicable to common shares	$(3,114)	(143.1)	$(634)	(26.8)	$(4,870)	(60.2)	$(5,535)	(65.7)

Angelo and Maxie’s revenues are derived entirely from food and beverage sales.  Revenues decreased $188,000 or 8.0%, to $2.2 million in the third quarter of 2004, compared to $2.4 million in the third quarter of 2003.  The decrease in revenues is due primarily to the hurricanes experienced in the West Palm Beach area.

                Revenues decreased $335,000, or 4.0%, to $8.1 million for the nine months ended September 27, 2004, compared to $8.4 million for the nine months ended September 29, 2003. The decrease in revenues is due in part to the severely cold weather experienced in the New York area during the first half of the first quarter of 2004 and the hurricanes experienced in the West Palm Beach area in the third quarter of 2004.

Cost of sales is composed of the cost of food and beverages.  Cost of sales as a percentage of revenues increased by 2.6 percentage points to 39.8% in the third quarter of 2004, compared with 37.2% in the third quarter of 2003.  This increase is primarily the result of price increases of certain beef and dairy products that occurred during the fourth quarter of 2003 and has continued into the third quarter of 2004. The Company expects that comparative trend to continue for the next quarter. For the nine months ended September 27, 2004, cost of sales as a percentage of revenues increased 2.3 percentage points to 38.2%, compared with 35.9% for the nine months ended September 29, 2003, driven primarily by the same factors that impacted the quarterly results.

Restaurant labor consists of restaurant management salaries, hourly staff payroll costs, and other payroll-related items.  Restaurant labor as a percentage of revenues decreased by 3.6 percentage points to 22.2% in the third quarter of 2004, compared with 25.8% in the third quarter of 2003.  This decrease is a result of reduced payroll during the hurricanes when one of the restaurants was closed for business.  For the nine months ended September 27, 2004, restaurant labor as a percentage of revenues decreased  0.7 percentage points to 21.2%, compared with 21.9% for the nine months ended September 29, 2003, primarily due to the same factors that impacted the quarterly results.

Other operating costs consist primarily of various restaurant-level costs, which are generally variable and are expected to fluctuate with revenues.  Other operating costs as a percentage of restaurant revenues decreased by 1.5 percentage points to 26.5% in the third quarter of 2004, compared with 28.0% in the third quarter of 2003, primarily as a result of lower marketing costs. For the nine months ended September 27, 2004, other operating costs as a percentage of revenues increased 1.3 percentage points to 20.8%, compared with 19.5% for the nine months ended September 29, 2003, primarily as a result of providing certain additional services and amenities at one of the locations.

Rent includes both fixed and variable portions of rent.  Rent as a percentage of revenues increased by 0.8 percentage points to 9.7% in the third quarter of 2004, compared with 8.9% in the third quarter of 2003, primarily as a result of lower revenues during the third quarter of 2004, thereby causing rent to comprise a larger percentage of revenues. For the nine months ended September 27, 2004, rent as a percentage of revenues increased by 0.3 percentage points to 8.6%, compared with 8.3% for the nine months ended September 29, 2003, primarily due to lower revenues for the nine month period ending September 27, 2004, thereby causing rent to comprise a larger percentage of revenues.

General and administrative expenses are composed of expenses associated with corporate and administrative functions that support restaurant operations, including management and staff salaries, employee benefits, travel, legal and professional fees, technology, and market research.  General and administrative expenses increased $127,000 to $606,000 in the third quarter of 2004, compared to $479,000 in the third quarter of 2003.  The increase in quarterly periods is the result of the fixed general overhead costs being allocated entirely to two operating restaurants following the sale of the Chart House Business rather than being allocated both to continuing and discontinued operations.  For the nine months ended September 27, 2004, general and administrative expenses decreased by $316,000 to $1,522,000, compared with $1,838,000 for the nine months ended September 29, 2003.  The decrease is primarily the result of a reduction in the size of the corporate management and staff that occurred during the fourth quarter of 2003 and the first quarter of 2004.

Depreciation and amortization expense includes the depreciation of fixed assets and the amortization of leasehold improvements at both the restaurants and corporate locations.  Depreciation and amortization decreased $111,000 to $14,000 in the third quarter of 2004, compared to $125,000 in the third quarter of 2003.  The decrease is due to the cessation of depreciation on the restaurant fixed assets and leasehold improvements in connection with the assets being classified as held for sale during the third quarter of 2003 in accordance with FAS 144. .  For the nine months ended September 27, 2004, depreciation and amortization expenses decreased by $310,000 to $69,000, compared with $379,000 for the nine months ended September 29, 2003, primarily due to the same factor that impacted the quarterly results.

                During the third quarter of 2004 and the third quarter of 2003, the Company completed its required review by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value. In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.  These continued reviews resulted in the following during 2004 and 2003:

•                  As a result of executing a lease termination agreement at the West Palm Beach restaurant, the Company recorded a $2.3 million impairment charge during the third quarter of 2004.

•                  Due to the pending sale of the then remaining two restaurants in the second quarter 2004, the Company recorded a $797,000 provision for loss relating to the sale and a $149,000 provision for loss on corporate fixed assets.

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

Net interest expense decreased to $20,000 in the third quarter of 2004 compared to $30,000 in the third quarter of 2003.  The current quarter interest expense includes non-cash interest expense related to a capital lease (see discussion of other income in the following paragraph), offset by interest income earned on the Company’s outstanding investable cash.   For the nine months ended September 27, 2004, net interest expense decreased by $17,000 to $65,000, compared with $82,000 for the nine months ended September 29, 2003. This decrease is primarily due to the prior nine month period including interest expense related to an outstanding term loan that was retired at the beginning of the second quarter of 2003.

Other income remained flat at $18,000 in the third quarter of 2004, compared to the third quarter of 2003 in addition, other income remained flat at $120,000 for the nine months ended September 27, 2004, compared to the nine months ended September 29, 2003.  The Company is committed to a capital lease at a location it has subleased to a third party. This capital lease is reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases,” and non-cash reductions to the liability are reflected in other income.

Income from discontinued operations decreased by $233,000 in the third quarter of 2004, compared to the third quarter of 2003.  The decrease is due to the following factors:

•                  The recognition of an additional $17,000 loss on the sale of the Chart House Business. See Part I, Item 1, Note 3 “Sale of the Chart House Business.”

•                  A $204,000 decrease in income from operations of the three steakhouses sold on January 7, 2004. See Part I, Item 1, Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.” This decrease was due to the sale of the steakhouses in the first quarter of 2004.

Income from discontinued operations decreased $840,000 for the nine months ended September 27, 2004, compared to the nine months ended September 29, 2003. The decrease is due to the following factors:

•                  The recognition of an additional $1.2 million loss on the sale of the Chart House Business. See Part I, Item 1, Note 3

“Sale of the Chart House Business.”

•                  The recognition of a $967,000 deferred gain on the sale of previously disposed restaurants. See Part I, Item 1, Note 6 “Commitments and Contingencies.”

•                  A $614,000 decrease in income from operations of the three steakhouses sold on January 7, 2004. See Part I, Item 1, Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.” This decrease was due to the sale of the steakhouses in the first quarter of 2004

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company accrued dividends on the Series A Preferred Stock aggregating $0.2 million during each of the third quarters of 2004 and 2003.

LIQUIDITY AND CAPITAL RESOURCES

	Nine month periods ended
	September 27, 2004	September 29, 2003
	(Unaudited, dollars in thousands)
Net cash used in operating activities	$(2,831)	$(944)
Expenditures for equipment and imrpovements	(9)	(80)
Proceeds from sale of restaurant assets	5,594	15
Cash used in financing activities	(165)	(912)
Net increase (decrease) in cash	$2,589	$(1,921)

                The Company had $7,140,000 in cash for general corporate purposes at September 27, 2004. The Company believes that this remaining cash balance, together with net cash provided by the continuing operating activities of its remaining two steakhouses will be sufficient to fund its operating expenses until dissolution.  No assurances can be given that the dissolution will occur.

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

Net cash used in operating activities was $2,831,000 in the first nine months of 2004, compared to net cash used in operating activities of $944,000 in the first nine months of 2003.  In 2004, net cash used in operating activities includes an aggregate $1.0 million related to payment of 2003 performance and stay bonuses and accrued vacation for the employees terminated in conjunction with the sale of three of the Company’s steakhouses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.   In 2003, net cash used in operating activities included an aggregate $0.8 million related to payment of 2002 bonuses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.

 Net cash provided by investing activities in the first nine months of 2004 included capital expenditures of $9,000 and the receipt of $5,594,000 in net proceeds from the sale of three of the Company’s steakhouses.  Net cash used in investing activities in the first nine months of 2003 included capital expenditures of $80,000.

Net cash used in financing activities was $165,000 in the first nine months of 2004, primarily related to reduction of restricted cash for letters of credit related to a guarantee on one of the Company’s then-existing five steakhouses offset by non-cash reductions to a capital lease on a restaurant property that the Company has subleased to a third party. Preferred dividends of $464,000 were paid in the second quarter of 2004. Net cash used in financing activities was $912,000 in the first nine months of 2003, including $500,000 used to settle the payment of both scheduled payments and the early retirement and payoff of the landlord notes as well as scheduled non-cash reductions to the capital lease on the subleased restaurant property. There were no pre-payment fees or penalties associated with the early retirement of the landlord note obligations.  Preferred dividends of $464,000 were paid in the second quarter of 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents and changes in commodity prices.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of September 27, 2004, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 27, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

A special meeting of the stockholders of the Company was held on September 10, 2004.  Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and Regulation 14A thereunder for the purpose of (i) approving and adopting the asset purchase agreement related to the sale of the Company’s two remaining restaurants located in New York, New York and West Palm Beach, Florida, (ii) approving the dissolution of the Company and the adoption of the Plan of Dissolution of the Company, (iii) approving an amendment to the Company’s Restated Certificate of Incorporation, as amended, to change the Company’s corporate name form “Angelo and Maxie’s, Inc.” to “AM-CH, Inc.”, and (iv) electing three directors.  All matters were approved at the meeting.

                There was no solicitation in opposition to management’s nominees for directors.

                Each stockholder is entitled to one vote for each share of Common Stock and one vote for each six shares of Preferred Stock held.  The tables below summarize the results of the stockholder vote:

	Number of shares	Percentage	Representing number of votes	Percentage
Shares outstanding and entitled to vote	6,139,867	100.0	2,693,978	100.0
Shares represented in person or by proxy at meeting	6,037,524	98.3	2,600,019	96.5
Shares not voted at meeting	102,343	1.7	93,960	3.5

	Votes for	Votes against/withheld	Votes abstained/broker non-votes
Proposal I (approve and adopt the asset purchase agreement):	1,598,106	19,639	982,273
Proposal II (approve the dissolution of the Company and adopt the plan of dissolution of the Company)	1,598,061	19,790	982,167
Proposal III (change corporate name to AM-CH, Inc.)	2,580,353	19,307	358
Proposal IV (Election of Directors)
Linda Walker Bynoe	2,581,536	18,482
Jeffrey D. Klein	2,580,536	19,482
Stephen Ottmann	2,580,536	18,482

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

(a)	Exhibits:

3.1	(1) Restated Certificate of Incorporation of the Company, as amended. (1)
(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)
(3) Certificate of Amendment of Restated Certificate of Incorporation of Chart House Enterprises, Inc. (4)
3.2	Amended and Restated Bylaws of the Company. (1)
3.3	Certificate of Designations of the Series A Preferred Stock. (3)
4.1	Specimen Common Stock Certificate. (2)
4.2	Specimen Series A Preferred Stock Certificate. (3)
10.1	Asset Purchase Agreement dated as of June 22, 2004 by and among CH-AM Acquisition, Inc. the Company, A&M Acquisitions, LLC and the other parties named therein. (5)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

ANGELO AND MAXIE’S, INC.

Date: November 12, 2004	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2004	By:	/s/ GREG GROSVENOR
Greg Grosvenor
Chief Financial Officer
(principal financial and accounting officer)