Form 10-K
period 2004-12-27
AM-CH, INC.
filed 2005-04-20
CIK 820757

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

COMMISSION FILE NUMBER 1-9684

AM-CH, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	33-0147725
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

2 North Riverside, 7th Floor

Chicago, Illinois 60606

(ADDRESS OF PRINCIPAL EXECUTIVE

OFFICES, INCLUDING ZIP CODE)

Registrant’s telephone number including area code: (312) 466-3966

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

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K ((S) 229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT’S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. ☒

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED IN EXCHANGE ACT RULE 12b-2 OF THE ACT).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant (based upon the per share closing sale price of $.83 on June 28, 2004, and for the purpose of this calculation only, the assumption that all of the registrant’s directors and executive officers are affiliates) was approximately $1.6 million.  The number of shares outstanding of common stock as of March 30, 2005 was 2,005,131.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CONTENT OUTLINE FOR COMPANY’S

2004 FORM 10-K FILING

TABLE OF CONTENTS

PART I
ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6	SELECTED FINANCIAL DATA

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A	CONTROLS AND PROCEDURES

ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

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

ITEM 1. BUSINESS.

GENERAL

AM-CH, Inc. formerly known as Angelo and Maxie’s, Inc. and Chart House Enterprises, Inc. (the “Company”), has sold or closed all of it’s restaurants and has no ongoing business operations.   In accordance with the stockholder approved “Plan of Dissolution”, the Company has filed a certificate of dissolution with the State of Delaware on February 2, 2005 and is in the process of winding up its affairs. The Company was incorporated in Delaware in 1985.  The Company’s headquarters are located in Chicago, Illinois.

SALE OF THE CHART HOUSE BUSINESS

In 1961, the Company commenced operations with the opening of the first Chart House restaurant in Aspen, Colorado by a predecessor of the Company.  The Company was established in 1985 as a vehicle to acquire the 54 unit Chart House brand from a predecessor, as well as two other concepts subsequently disposed of by the Company.  The Chart House brand grew to a peak of 63 domestic units located in 21 states as well as Puerto Rico and the U.S. Virgin Islands.  The Company also opened its higher-priced Peohe’s restaurant in January 1988, in Coronado, California.  In early 1998, the Company began forming a new management team that developed and executed an operational strategy, which included: disposal of restaurants that did not meet sales and profitability standards, demographic requirements, or geographic fit; completion of a $31 million renovation program during 1998-2000 to remodel the remaining restaurants; re-engineering of the menu to a predominately fresh seafood focus; and enhanced information systems.

In December 2001, the Board of Directors of the Company responded to the recessionary economic environment, the Company’s limited access to capital, and the near-term maturity of the Company’s senior, secured debt by retaining a financial advisor to initiate a review of strategic alternatives, including a possible sale of the Company.

In May 2002, the Board of Directors authorized the sale of the remaining 38 Chart House restaurants and one Peohe’s restaurant (the “Chart House Business”) to a subsidiary of a publicly-traded restaurant company (the “Purchaser”).  The sale received the approval of the Company’s stockholders at a special meeting held as of July 30, 2002, and closed on the same date.  At the special meeting, the Company’s stockholders also approved the change of the Company’s name from Chart House Enterprises, Inc. to Angelo and Maxie’s, Inc.  The Company received consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company used a portion of the proceeds to repay all amounts outstanding on its senior, secured Revolving Credit and Term Loan Agreement (the “Credit Agreement”) and a subordinated note owed to a related party.

ANGELO AND MAXIE’S STEAKHOUSE

In April 1999, the Company acquired the Angelo and Maxie’s Steakhouse located at 233 Park Avenue South in New York, New York.  The Company expanded the concept by opening four additional restaurants during 2000 located in New York (Midtown), New York, Atlanta, Georgia (subsequently closed in 2001), Washington, DC, and Phoenix, Arizona

(subsequently closed in December 2002).  The Company opened two additional restaurants during 2001 located in West Palm Beach, Florida (subsequently closed in November 2004) and Reston, Virginia.

SALE OF THE ANGELO AND MAXIE’S BRAND AND RELATED OPERATING ASSETS

In August 2003, the Board of Directors approved the sale of three of the Company’s then-existing five steakhouses which were located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C.  The purchaser, McCormick and Schmick Restaurant Corp. (“M&S”), converted all three steakhouses to another restaurant concept following the sale.   On January 7, 2004, the sale was consummated for approximately $5.6 million.

In September 2003, the Board of Directors approved a proposal to sell the Company’s remaining two steakhouses and certain Angelo and Maxie’s intellectual property.  The Company executed a definitive agreement with A & M Acquisitions, LLC on June 22, 2004, for the sale of its remaining two steakhouses located on Park Avenue in New York City and in West Palm Beach, Florida, including all the rights to the name “Angelo and Maxie’s.” The agreement was approved by the Company’s stockholders in September, 2004.    Following the closure of the West Palm Beach, Florida restaurant and the termination of the related lease, the definitive agreement with A&M Acquisitions, LLC was amended to exclude the sale of the West Palm Beach, Florida restaurant.  The sale of the Park Avenue restaurant was consummated on November 30, 2004 and the Company received approximately $4.5 million.   After the completion of the sale, the Company’s name was changed to AM-CH, Inc.

OPERATIONS

As noted above the Company no longer operates any restaurants and is currently in the process of dissolving and winding up its affairs.  The Company has only one employee who is responsible for resolving any remaining issues as well as complying with any applicable regulatory requirements.

GOVERNMENT REGULATION

The Company believes it is operating in compliance with applicable laws, regulations, and administrative practices governing its operations.

EMPLOYEES

At December 27, 2004, the Company had two employees at the corporate office located in Chicago, Illinois.  One of the remaining two employees was terminated on February 1, 2005.

ITEM 2. PROPERTIES.

On June 30, 2003, the Company’s lease on its corporate headquarters in Chicago, Illinois expired and the Company relocated to a space commensurate with its current needs.  The Company entered into an operating lease on its new corporate headquarters on June 26, 2003.  This new operating lease is terminable with 30 days notice.

ITEM 3. LEGAL PROCEEDINGS

The Company periodically is a defendant in litigation incidental to its business activities. While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.  No matters were pending nor threatened to the best knowledge of the Company as of March 30, 2005.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock, par value $0.01 per share (the “Common Stock”) is quoted on the NASD OTC Bulletin Board under the trading symbol AMHN.OB.  On March 30, 2005, there were approximately 655 holders of record of the Company’s Common Stock. The Company has not paid any cash dividends on its Common Stock during the last two fiscal years and does not anticipate paying cash dividends on its Common Stock in the foreseeable future.  The Company can not declare or pay any dividends on the Common Stock so long as any shares of the Preferred Stock are outstanding, unless, in each case, the full amount of accrued and unpaid dividends (whether or not declared) on all outstanding shares of the Preferred Stock for all dividend periods ending on or before the date of payment of such dividend have been paid or set apart for payment or contemporaneously are declared and paid.

In connection with the dissolution of the Company, its stock transfer books were closed as of the end of trading on February 7, 2005, on which date the Company ceased recording transfers of shares of its Common and Preferred Stock and issuing shares of its Common Stock upon the exercise of options to purchase Common Stock.  The record date for purposes of determining stockholders who will be eligible to participate in any distributions made by the Company in connection with the dissolution and liquidation of the Company is February 7, 2005.

Under the Plan of Dissolution, prior to making any distributions to its stockholders, the Company is required to pay or make reasonable provision to pay, all claims and obligations of the Company.

In addition, in connection with the dissolution of the Company, holders of the Company’s Preferred Stock will be entitled to liquidating payments before any payment is made to holders of Common Stock.  The amount per share of the liquidating payment to holders of Preferred Stock will be the greater of (a) $2.25, plus all accrued but unpaid dividends to date, plus a ratable distribution of any remaining assets and funds along with holders of the Company’s other equity securities (on an as-converted basis), provided that the additional distribution to such holders will not exceed $4.0 million in the aggregate, subject to reduction in certain circumstances; or (b) the amount determined by dividing (i) the total amount available of distribution by (ii) the total number of outstanding shares of Common Stock, determined on an as-converted basis.

The Company is not able to predict whether any distributions will be made to its stockholders in connection with the dissolution, or if such distributions are made, the amount or timing thereof.  The Company believes that if any such distributions are made, it is likely they would not be made until late in 2005.

The following table sets forth the quarterly high and low sales prices for a share of the Company’s Common Stock for the two most recent fiscal years:

2004	High	Low
Fourth quarter	$0.79	$0.53
Third quarter	$1.10	$0.66
Second quarter	$1.45	$0.82
First quarter	$1.90	$1.35

2003	High	Low
Fourth quarter	$3.10	$1.60
Third quarter	$3.15	$2.45
Second quarter	$2.95	$2.30
First quarter	$3.50	$2.85

ITEM 6. SELECTED FINANCIAL DATA.

The Company has sold or closed all its restaurants as of December 27, 2004 and filed a certificate of dissolution with the State of Delaware on February 2, 2005.  As such the following financial information presents the operations of the restaurants that were sold or closed during the fiscal year as discontinued operations.

Selected Financial Data

(In thousands, except per share and number of restaurants data)

	2004	2003	2002	2001	2000
Statements of operations data:
Impairment of assets and restructuring charges	$(3,229)	$(5,728)	$(7,596)	$(5,699)	$(3,810)
Interest expense, net	(72)	(112)	(2,615)	(4,772)	(2,901)
Other income	204	204	202	1,080	75
Loss before discontinued operations	(3,097)	(5,636)	(10,009)	(9,391)	(6,636)
Loss from discontinued operations	(1,057)	(289)	(1,691)	(10,602)	(3,790)

Net Loss	(4,154)	(5,925)	(11,700)	(19,993)	(10,426)

Loss from discontinued operations per common share	(0.53)	(0.14)	(0.85)	(5.38)	(1.93)

Net Loss per common share	(2.53)	(3.44)	(6.37)	(10.37)	(5.31)
Weighted-average number of common shares outstanding - basic and diluted	2,005	1,995	1,981	1,970	1,965

Balance sheet data:
Cash and cash equivalents	10,996	4,551	7,651	260	383
Restricted cash	2,029	2,627	2,702	—	—
Total assets	14,264	22,028	31,568	88,527	106,761
Long-term obligations	1,922	2,600	4,172	4,874	26,419
Stockholder’s equity	9,210	14,283	21,101	33,254	45,961

Operational data (end of period):
Number of Angelo and Maxie’s Steakhouses	—	5	5	6	5
Number of restaurants in the Chart House Business	—	—	—	39	39

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

As of December 27, 2004, the Company sold or closed all of its restaurants and has no ongoing business operations.  Therefore the Company has presented all restaurant results as discontinued operations for all periods, in accordance with FAS 144.  The Company filed a certificate of dissolution with the State of Delaware on February 2, 2005 and is in the process of winding up its affairs.

In September 2003, the Board of Directors approved a proposal to sell the Company’s remaining two steakhouses and certain Angelo and Maxie’s intellectual property.    In September of 2004, the Company’s stockholders approved a purchase agreement for the sale of the remaining two Angelo & Maxie’s restaurants.  In November of 2004, the Company entered into a lease termination agreement for the West Palm Beach property and the restaurant was closed on November 15, 2004.  The sale of the remaining Park Avenue restaurant, including the Angelo & Maxie’s name for approximately $4.5 million, was consummated on November 30, 2004.

In August 2003, the Board of Directors approved the sale of three of the Company’s then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C.    On January 7, 2004, the sale was consummated for approximately $5.6 million.

The Company consummated the sale of the Chart House Business, 39 of its then-existing 45 restaurants, as of July 30, 2002.  The sale was completed for consideration of approximately $55.3 million, consisting of cash and the assumption of approximately $3.1 million of certain current liabilities.  The Company used $30.8 million of the proceeds to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party.  See “Liquidity and Capital Resources.”  The Company recognized a $2.4 million loss on the sale, in addition to $2.2 million of restructuring costs related to the sale.  In 2003, the Company further adjusted its liabilities associated with the sale resulting in the recognition of an additional $0.6 million loss on the sale.

RESULTS OF OPERATIONS

The Company reports fiscal years under a 52/53-week format.  This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results.  Under this method, certain years will contain 53 weeks.  Fiscal 2004,  2003 and 2002 all contained 52 weeks. As stated earlier, the Company has sold or closed all of its restaurants and is following the stockholder approved Plan of Dissolution.  Consequently, all of the Company’s restaurant operations have been categorized as discontinued.

The following table presents the results of operations for each of the fiscal years ended December 27, 2004, December 29, 2003, and December 30, 2002 (dollars in thousands):

	2004 Amount	2003 Amount	2002 Amount

Impairment of assets and restructuring charges	(3,229)	(5,728)	(7,596)

Interest expense, net	(72)	(112)	(2,615)
Other income	204	204	202

Loss before discontinued operations	(3,097)	(5,636)	(10,009)

Discontinued operations:
Gain (loss) from operations	(3,002)	283	742
Gain (Loss) on sale	1,945	(572)	(2,433)
Loss from discontinued operations	(1,057)	(289)	(1,691)

Net loss	$(4,154)	$(5,925)	$(11,700)
Preferred stock dividends	928	928	910
Net loss applicable to common shares	$(5,082)	$(6,853)	$(12,610)

DISCONTINUED OPERATIONS

As stated above, all of the Company’s restaurants have been sold or otherwise disposed and the Company no longer has any operations.  The Company has filed a Certificate of Dissolution with the office of the Secretary of State of Delaware on February 2, 2005.  Therefore the Company is in the process of selling any remaining assets and settling any remaining liabilities.  Pursuant to the Plan of Dissolution, the Company will distribute any remaining cash to its stockholders.   No assurances can be provided as to whether any cash will be available for distribution or when a distribution may occur.

Interest expense decreased $40,000 or 35.7%, to $72,000 in fiscal 2004, compared to $112,000 in fiscal 2003 due to the extinguishment and retirement of three letters of credit related to leases and a workers compensation agreement.  The decrease in interest expense of $2.5 million from 2002 to 2003 was due to the reduction of debt.  The Company used $30.8 million of the proceeds from the sale of the Chart House Business in August 2002 to repay all amounts outstanding under its Credit Agreement and a subordinated note owed to a related party.   The decrease from 2002 also reflects the extinguishment and retirement of a landlord note during the second quarter 2003.

Other income remained the same in fiscal 2004, 2003 and 2002.  The Company is committed to a capital lease at a location it has subleased to a third party.  This capital lease continues to be reported on the balance sheet in accordance with

Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), and non-cash reductions to the liability of approximately $200,000 per annum are reflected in other income.

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company paid the first two semi-annual dividend obligations through the issuance of additional shares of Series A Preferred Stock.  Subsequent to the retirement of the Credit Agreement in August 2002, which restricted the payment of cash dividends, the Company began paying these dividends in cash.  The Company paid approximately $0.9 million in cash dividends in fiscal 2004 and 2003 to holders of the Series A Preferred Stock, compared to $0.5 million in cash dividends and $0.4 million in additional shares of Series of Series A Preferred Stock in fiscal 2002.

OPERATING OUTLOOK

The Company’s primary objective in 2005 is to complete its stockholder approved Plan of Dissolution.  This will require compliance with various regulatory requirements, resolution of certain outstanding matters, including but not limited to release from several letter of credit agreements related to workers compensation claims and lease obligations, settlement of a long term lease arrangement and payment of any general claims that may arise.

LIQUIDITY AND CAPITAL RESOURCES

	2004	2003	2002
	(In thousands)
Net cash used in operating activities	$(3,168)	$(1,080)	$(9,563)
Proceeds from the sale of the Chart House Business	—	—	52,022
Proceeds from the sale of Angelo & Maxies/other assets	9,985	15	—
Expenditures for disposal of Chart House Business	—	(572)	—
Expenditures for equipment and improvements	(9)	(80)	(971)
Net cash used in financing activities	(363)	(1,383)	(34,097)
Net (decrease) increase in cash	$6,445	$(3,100)	$7,391

During fiscal 2004, the Company sold or closed all its restaurants.  The Company received from the sale of the restaurants and the trade name approximately $10.0 million in proceeds.   In accordance with the approved Plan of Dissolution, the Company will distribute to its stockholders the remaining cash (if any exist) after settlement of all of its affairs.   No assurances can be provided as to whether any cash will be available or when such cash will be distributed.

Net cash used in operating activities was $3.2 million in 2004, compared to net cash used in operating activities of $1.1 million in 2003 and net cash used in operating activities of $9.6 million in 2002.  In 2004, net cash was used primarily to support general operating activities.   In 2003, net cash used in operating activities primarily related to the settlement of short-term liabilities for severance payments in connection with the sale of the Chart House Business and certain accrued exit costs for previously disposed locations.  In 2002, net cash used in operating activities primarily related to the settlement of short-term liabilities related to the Chart House Business.

Capital expenditures for 2004 and 2003 were approximately $9,000 and $80,000 respectively, all of which were for additions and improvements to the Angelo and Maxie’s Steakhouse asset base.  Net cash provided by investing activities in 2002 included $52.0 million received for the sale of the Chart House Business.  Capital expenditures for 2002 were approximately $1.0 million, of which approximately $0.8 million related to the Chart House Business.

Net cash used in financing activities was $0.4 million in 2004, representing payment of $0.9 million of semiannual dividends on the Series A Preferred Stock originally issued in 2001 partially offset by the settlement of a letter of credit agreement amounting to $0.6 million. Net cash used in financing activities was $1.4 million in 2003, representing the retirement and extinguishment of a landlord note for $0.5 million and the payment of $0.9 million of semiannual dividends on the Series A Preferred Stock originally issued in 2001.  Net cash used in financing activities was $34.1 million in 2002, representing the retirement of amounts owing under the Credit Agreement and a subordinated note to a related party, primarily with the net proceeds from the sale of the Chart House Business.  The Company also used $2.7 million of the net proceeds from the sale of the Chart House Business to collateralize outstanding letters of credit.

The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share.  Dividends are payable semiannually on June 1 and December 1.  Dividends paid through June 1, 2002 were in the form of additional shares of Series A Preferred Stock, in part, because the Company’s Credit Agreement prohibited the payment of cash dividends.  Subsequent to the retirement of amounts owing under the Credit Agreement, the Company began paying these dividends in cash.  The Company expects to continue satisfying any future dividend obligations in cash.

The Company used the remaining proceeds from the sale of the Chart House Business in 2002 to settle $3.8 million in costs associated with the transaction and for general corporate purposes including, but not limited to, the settlement of short-term liabilities, certain of which related to the Chart House Business.

The Company consummated the sale of the Chart House Business as of July 30, 2002.  The total cash consideration received from this transaction was approximately $52.2 million, of which $33.5 million was used in 2002 for the following financing and operating activities (in thousands):

Retire senior, secured debt and accrued interest (1)	$24,285
Retire related party subordinated debt, accrued interest, and accrued consulting fees	6,510
Establish collateral for outstanding letters of credit	2,702
$33,497

(1)  Includes $1.5 million to a related party, which was a participant under the Credit Agreement.

In connection with the termination of the credit agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.7 million in 2002.  In the third quarter 2003, the Company was released from one of its obligations under an outstanding letter of credit in the amount of $0.1 million, bringing the total amount of funds in its cash collateral account to $2.6 million at December 29, 2003.  During 2004, the Company was released from the obligation of two additional outstanding letters of credit in the combined amount of $0.3 million, resulting in reducing the total amount of funds in its cash collateral account to $2.0 million at December 27, 2004.  Such funds are disclosed on the Company’s balance sheet as restricted cash, a non-current asset.

As of December 27, 2004, the Company had two outstanding letter of credits related to outstanding worker’s compensation claims as well as requirements under two lease agreements.

OFF-BALANCE SHEET ARRANGEMENTS

The Company presently does not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The Company is liable under a capital and several operating lease agreements, primarily related to restaurant locations.   The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves.

The following table summarizes the scheduled expiration of the Company’s contractual obligations as of December 27, 2004 (in thousands):

		Payments due by year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Capital lease obligation (1)	3,769	205	410	410	2,744

(1)    Includes interest.

The following table summarizes the Company’s contingent liabilities as of December 27, 2004 (in thousands):

		Amount of contingent liability expiration per year
	Total	Less than 1 year	2-3 years	4-5 years	After 5 years
Letters of credit (1)	2,029	2,029	—	—	—
Property subleases (2)	730	165	329	236	—
Total	$2,759	$2,194	$329	$236	$—

(1)           Related to lease obligations and self-insurance reserves.  The majority of these letters of credit automatically renew for one-year terms until the leases expire or the insurance claims are settled.  These letters of credit are fully collateralized and the collateral is reflected on the balance sheet as restricted cash.

(2)           The Company holds a standby letter of credit from the sublessee of this property equaling one year’s rent on the property.

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

Impairment of Assets.  On January 1, 2002, the Company adopted FAS 142, which requires, among other things, that effective January 1, 2002, goodwill resulting from a business combination accounted for as a purchase no longer be amortized, but be subject to ongoing impairment review.  On an ongoing basis, the Company reviewed its carrying value of restaurant assets and compared them with fair market value.  In determining the fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment included developing valuation multiples, such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies, and applying those multiples to the Company’s historical and projected operating performance.   If management determines that the fair market value of its assets is materially below the current carrying cost of the assets, an impairment charge is recognized in operating income in the period the impairment is identified.

Self-Insurance Liability.  The Company was self-insured through October 2002 for its workers’ compensation and general liability insurance programs.  The Company maintained stop-loss coverage with third party insurers to limit its total exposure.  The accrued liability associated with these programs is based on management’s estimate of the ultimate costs to be incurred to settle known claims and claims incurred, but not reported, as of the balance sheet date.  Our estimated liability is not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differ from our estimates, our financial results could be impacted.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning July 1, 2005. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at July 1, 2005 for which the requisite service has not yet been rendered. The Company’s adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

EFFECT OF INFLATION

The Company no longer has any operations, therefore management does not believe inflation had or will have a significant effect on Company operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of December 27, 2004, would not be material.  The Company does not use derivative instruments to manage borrowing costs or reduce exposure to adverse fluctuations in the interest rate. The Company does not use derivative instruments for trading purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 27, 2004	December 29, 2003
ASSETS
Current assets:
Cash and cash equivalents	$10,996	$4,551
Accounts receivable, net	222	600
Inventories	—	370
Prepaid expenses and other current assets	—	1,024
Total current assets	11,218	6,545
Equipment and improvements (held for sale, see Note 3):
Equipment	—	3,830
Leasehold interests and improvements	—	8,422
	—	12,252
Less: Accumulated depreciation and amortization	—	3,340
Equipment and improvements, net	—	8,912
Other non-current assets:
Restricted cash	2,029	2,627
Leased property under capital leases, net	1,017	1,077
Intangibles, net (held for sale, see Note 3)	—	2,370
Other non-current assets	—	497
Total other non-current assets	3,046	6,571
Total assets	14,264	22,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of non-current liabilities	33	30
Accounts payable	496	1,289
Accrued liabilities	2,603	2,859
Deferred gain	—	967
Total current liabilities	3,132	5,145
Non-current liabilities (excluding current portion):
Long-term portion of capital lease obligations	1,812	1,848
Other long-term obligations	110	752
Total non-current liabilities (excluding current portion)	1,922	2,600
Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 and 4,134,736 shares issued and outstanding at December 27, 2004 and December 29, 2003, respectively	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 2,005,131 and 2,001,713 shares issued and outstanding at December 27, 2004 and December 29, 2003, respectively	20	20
Additional paid-in capital	65,460	65,451
Retained deficit	(60,405)	(55,323)
Total stockholders’ equity	9,210	14,283
Total liabilities and stockholders’ equity	$14,264	$22,028

The accompanying notes are an integral part of these consolidated financial statements.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal years ended
	December 27, 2004	December 29, 2003	December 30, 2002

Impairment of assets and restructuring Charges	(3,229)	(5,728)	(7,596)
Interest expense, net	(72)	(112)	(2,615)
Other income	204	204	202
Loss before discontinued operations	(3,097)	(5,636)	(10,009)
Discontinued operations:
Income (loss) from operations	(3,002)	283	742
Gain (Loss) on sale	1,945	(572)	(2,433)
Loss from discontinued operations	(1,057)	(289)	(1,691)
Net loss	$(4,154)	$(5,925)	$(11,700)
Preferred dividends	928	928	910
Net loss applicable to common shares	$(5,082)	$(6,853)	$(12,610)
Net loss per common share - basic and diluted:
Continuing operations	$(2.01)	$(3.29)	$(5.51)
Discontinued operations	(0.53)	(0.14)	(0.85)
	$(2.53)	$(3.44)	$(6.37)
Weighted-average number of common shares outstanding	2,005	1,995	1,981

The accompanying notes are an integral part of these consolidated financial statements.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Preferred stock		Common stock		Additional paid-in		Total stockholders’
	Shares	Amount	Shares	Amount	capital	Retained deficit	equity
Balance, December 31, 2001 (Unaudited - see Note 1)	3,971	3,971	1,976	20	65,123	(35,860)	33,254
Preferred dividends	164	164	—	—	205	(910)	(541)
Non-employee director compensation	—	—	12	—	88	—	88
Net loss	—	—	—	—	—	(11,700)	(11,700)
Balance, December 30, 2002	4,135	4,135	1,988	20	65,416	(48,470)	21,101
Preferred dividends	—	—	—	—	—	(928)	(928)
Non-employee director compensation	—	—	14	—	35	—	35
Net loss	—	—	—	—	—	(5,925)	(5,925)
Balance, December 29, 2003	4,135	$4,135	2,002	$20	$65,451	$(55,323)	$14,283
Preferred dividends	—	—	—	—	—	(928)	(928)
Non-employee director compensation	—	—	3	—	9	—	9
Net loss	—	—	—	—	—	(4,154)	(4,154)
Balance, December 27, 2004	4,135	4,135	2,005	20	65,460	(60,405)	9,210

The accompanying notes are an integral part of these consolidated financial statements.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal years ended
	December 27, 2004	December 29, 2003	December 30, 2002
Cash flows from operating activities:
Net loss	$(4,154)	$(5,925)	$(11,700)
Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	82	792	3,569
Loss provision for impairment of assets and restructuring charges	3,229	5,728	7,596
Expenditures for exit from disposed properties	—	(29)	—
Loss on sale of Chart House Business	—	572	2,433
(Gain) loss on disposal of assets	—	(6)	37
Common stock issued in lieu of compensation	9	35	88
Amortization of debt issuance costs, included in interest expense	—	—	443
Gain on sale of assets	(1,945)	—	—
Recognition of deferred gain	(967)
Changes in working capital:
(Increase) decrease in accounts receivable	378	(59)	2,117
Decrease in inventories	370	46	243
(Increase) decrease in prepaid expenses and other current assets	1,024	(50)	(370)
Decrease (increase) in other non-current assets	497	8	(471)
Decrease in accounts payable	(793)	(390)	(8,381)
(Decrease) increase in accounts payable to related parties	—	—	(1,510)
Decrease in accrued liabilities	(256)	(1,463)	(2,341)
Decrease in liabilities of discontinued operations	—	(170)	(1,663)
(Decrease) increase in other non-current obligations (excluding current portion)	(642)	(169)	347
Cash used in operating activities	(3,168)	(1,080)	(9,563)
Cash flows from investing activities:
Proceeds from sale of Chart House Business	—	—	52,022
Expenditures for disposal of Chart House Business	—	(572)	—
Expenditures for equipment and improvements	(9)	(80)	(971)
Proceeds from sale of restaurant assets	9,985	—	—
Proceeds from sale of other assets	—	15	—
Cash (used in) provided by investing activities	9,976	(637)	51,051
Cash flows from financing activities:
Net (payments) borrowings under revolving credit agreement	—	—	(14,395)
Payments on term loans		(501)	(10,836)
Payments on borrowings from related parties	—	—	(5,000)
Restricted cash for letters of credit	598	75	(2,702)
Payments on acquisition indebtedness	—	—	(125)
Preferred stock dividend payments	(928)	(928)	(465)
Debt and equity issuance costs	—	—	(400)
Reduction of obligations under capital leases	(33)	(29)	(174)
Cash used in financing activities	(363)	(1,383)	(34,097)
(Decrease) increase in cash	6,445	(3,100)	7,391
Cash and cash equivalents, beginning of period	4,551	7,651	260
Cash and cash equivalents, end of period	$10,996	$4,551	$7,651

The accompanying notes are an integral part of these consolidated financial statements.

AM-CH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 27, 2004

(1)                                 NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company consummated the sale of its Chart House restaurants in July of 2002 and completed the sale of all of its remaining Angelo & Maxie’s restaurants during 2004.  The Company has no ongoing business operations.  It has filed a certificate of dissolution and is in the process of winding up its affairs.  Accordingly, the results of the restaurants are presented as discontinued operations.

The Company reports fiscal years under a 52/53-week format.  This reporting method is used by many companies in the hospitality industry and is meant to improve year-to-year comparisons of operating results.  The fiscal quarters for the Company consist of 13-week periods.  Under this method, certain years will contain 53 weeks.  Fiscal 2004, 2003 and 2002 contained 52 weeks.

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

Nature of Operations

The Company was engaged in the restaurant business.  At December 27, 2004 the Company did not operate any restaurants. The Company operated five Angelo and Maxie’s Steakhouses as of December 29, 2003.

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

Accounts Receivable

Accounts receivable primarily consists of receivables from a landlord related to a terminated lease as of December 27, 2004 and credit card processors as of December 29, 2003.  The allowance for doubtful accounts was $0.1 million at December 29, 2003.  The Company did not record an allowance for doubtful accounts in 2004.

Inventories

Inventories consisted primarily of food and beverage items and were valued at the lower of cost (first-in, first-out) or market.

Equipment and Improvements

Depreciation and amortization were recorded for financial reporting purposes using the straight-line method over the estimated useful lives of the assets.  Equipment was depreciated over lives ranging from three to eight years.  Leasehold interests and improvements were amortized over the shorter of the lease term, including planned extensions, or the asset life, ranging up to 25 years.

Maintenance, repairs, and minor purchases were expensed as incurred.  Major purchases of equipment and facilities, and major replacements and improvements, were capitalized.  When assets are sold or otherwise disposed of, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gains or losses are reflected in the accompanying consolidated statements of operations.

The Company recorded no depreciation or amortization expense in 2004 due to the sale of all the restaurants and trade name.  Depreciation and amortization expense related to equipment and improvements utilized in the continuing business was $0.8 million and $1.3 million in 2003 and 2002,  respectively.  Depreciation and amortization expense related to equipment and improvements utilized in the Chart House Business was $2.2 million in 2002  and is included in discontinued operations.

The Company capitalized interest costs directly related to the acquisition of equipment and improvements.  Capitalized interest, net of accumulated amortization, was $0.0 million, $0.02 million, and $0.2 million at December 27, 2004, December 29, 2003 and December 30, 2002, respectively, and was reflected with leasehold interests and improvements on the balance sheet.  The capitalized costs were amortized over the respective lives of the assets.  Amortization expense related to these capitalized costs was less than $0.1 million during fiscal years 2004, 2003 and 2002.

The Company evaluated its equipment and improvements for impairment in accordance with FAS 144.   Such evaluation indicated that the recorded value of the restaurant leasehold improvements was impaired by $3.2 and $3.6 million in 2004 and 2003, respectively.  See Note 3 “Impairment of Assets and Restructuring Charges.”  There was no such impairment charges recorded in 2002, however, $0.2 million of corporate leasehold improvements were written-off in conjunction with the sale of the Chart House Business and a corresponding restructuring charge was recorded.  In 2003, the Company recorded an additional $0.1 million restructuring charge resulting from the Company receiving lower than anticipated proceeds for the sale and disposal of its furniture and equipment located at its corporate headquarters after its lease expired in June 2003.

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

Restricted Cash

The Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit.  Restricted cash is reflected as a non-current asset, reflecting the nature of the underlying letters of credit.  See Note 12 “Commitments and Contingencies.”

Intangibles

Intangibles, net of accumulated amortization, are as follows:

	December 27, 2004	December 29, 2003

Trade name	$—	$2,333
Liquor licenses	—	37
	$—	$2,370

The value of the Angelo and Maxie’s trade name was determined using industry estimates for returns on assets and was recorded when the asset was purchased in 1999.  The trade name was being amortized using the straight-line method over 20 years.  Beginning in 2002, the Company no longer recognized amortization expense on the trade name but conducted an ongoing impairment review of the asset in accordance with FAS 142.  In 2004, the Angelo and Maxie’s trade name was sold as part of the sale of Park Avenue, New York steakhouse.  Accordingly, the Company recorded a $1.6 million charge related to the sale of the trade name.  The Company previously recorded impairment charges of $2.0 and $1.7 during 2003 and 2002, respectively.   See Note 3 “Impairment of Assets and Restructuring Charges.”

Self-Insurance Liability

The Company was self-insured through October 2002 for its workers’ compensation and general liability insurance programs, and was self-insured for its employee health insurance program.  The health insurance program was discontinued after the sale of the last restaurant in November, 2004.   The Company maintained stop-loss coverage with third party insurers to limit its total exposure.  The accrued liability associated with these programs was based on management’s estimate of the ultimate costs to be incurred to settle known claims and claims incurred but not reported as of the balance sheet date.  Our estimated liability was not discounted and is based on a number of assumptions and factors, including historical trends, actuarial assumptions, and economic conditions.  If actual trends differed from our estimates, our financial results could be impacted.  The Company is presently attempting to negotiate selling of the remaining liability related to older workers compensation claims in exchange for cancellation of a letter of credit.

Deferred Gain

During 1997, the Company sold its interest in a partnership resulting in a gain of approximately $1.0 million.  As part of the transaction, the Company guaranteed $4.0 million of the buyer’s note obligation to its lender through January 2004.  The guarantee expired in 2004 and the deferred gain was recognized in the Statement of Operations.   See Note 12 “Commitments and Contingencies.”

Fair Value of Financial Instruments

The carrying amounts of cash, cash equivalents, accounts receivable and payable, and accrued liabilities approximate fair value because of the short-term nature of the items. The carrying amounts of the Company’s debt and other payables approximate fair value either due to their short-term nature or the variable rates associated with these debt instruments.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance has been provided to reduce deferred tax assets to the amounts expected to be realized.  The Company determined that, more likely than not, it will be unable to utilize the benefits of its deferred tax asset that existed at the beginning of 2001 and increased its valuation allowance in the third quarter 2001, resulting in a 100% deferred tax asset reserve.   See Note 4 “Income Taxes.”

Stock-Based Compensation

The Company has elected to account for stock-based compensation under the intrinsic value method of accounting. This method measures compensation cost as the excess, if any, of the quoted market price of the Company’s common stock at the grant date over the amount the employee must pay for the stock. The Company’s policy is to grant stock options to purchase the Company’s stock at a price equal to fair market value at the date of grant.  Had the Company elected to recognize compensation expense determined under the fair value method of accounting for stock-based compensation as prescribed by FAS 123 and FAS 148, the Company’s net loss available to common shares and per share amounts would reflect the following pro forma amounts (in thousands, except for per share data):

	2004	2003	2002

Net loss available to common shares:
As reported	$(5,082)	$(6,853)	$(12,610)
Pro forma	(5,082)	(6,853)	(13,273)
Net loss per common shares - Basic and diluted
As reported	$(2.53)	$(3.44)	$(6.37)
Pro forma	$(2.53)	(3.44)	(6.70)

See also Note 8 “Stock Option Plans.”

Net Income/Loss Per Common Share

Basic earnings per share is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the reporting period. Diluted earnings per share reflect the potential dilution that could occur if all common stock equivalents were outstanding.  Common stock equivalents are anti-dilutive, by definition, in periods reporting losses and, therefore, excluded from the weighted-average number of shares calculation.  In addition, the Company issued Series A Preferred Stock during 2001, shares of which are convertible into shares of Common Stock on a six-for-one basis.  There were approximately 4,135,000 shares of Series A Preferred Stock outstanding at December 27, 2004, that have also been excluded from the calculation of loss per share because their impact is anti-dilutive. These amounts reflect the impact of the reverse stock split.  Diluted earnings per share equals basic earnings per share for all periods presented.

Segment Reporting

Reportable operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in evaluating performance. The Company believes its restaurants meet the criteria supporting aggregation of all restaurants into one operating segment.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Compensation.” It replaces SFAS No. 123, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires that the compensation cost relating to share-based payment transactions be recognized and reported in financial statements. It is required to be applied by us beginning July 1, 2005. We intend to adopt SFAS No. 123(R) using the modified prospective application method which requires, among other things, that we recognize compensation expense for all awards outstanding at July 1, 2005 for which the requisite service has not yet been rendered. The Company’s adoption of SFAS No. 123(R) is not expected to have a material effect on our consolidated financial statements.

(2)           SALE OF THE ANGELO AND MAXIE’S BRAND AND RELATED OPERATING ASSETS

In August 2003, the Board of Directors approved the sale of three of the Company’s then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C.  The purchaser, McCormick and Schmick Restaurant Corp. (“M&S”),  converted all three steakhouses to another restaurant concept following the sale.  On January 7, 2004 the sale was completed and the Company received approximately $5.6 million in cash.

In September 2003, the Board of Directors approved a proposal to sell the Company’s remaining two steakhouses and certain Angelo and Maxie’s intellectual property.  In September of 2004, the stockholders approved an asset purchase agreement for the sale of the remaining two Angelo and Maxie’s steakhouses and certain intellectual property.  In November 2004, the Company entered into a lease termination agreement with the landlord of the West Palm Beach steakhouse.  The West Palm Beach, Florida steakhouse was closed on November 15, 2004.  The sale of the remaining Angelo & Maxie’s restaurant located on Park Avenue in New York, was completed on November 30, 2004 for approximately $4.5 million.

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

During the second quarter of 2004, due to the pending sale of the then remaining two restaurants, the Company recorded a $797,000 provision for loss relating to the sale and a $149,000 provision for loss on corporate fixed assets.  During the third quarter of 2004, as a result of executing a lease termination agreement with the West Palm Beach restaurant, the Company recorded a $2.3 million impairment charge.

During the second quarter 2003, the Company completed its review as required by FAS 142 by comparing its carrying value for the Angelo and Maxie’s restaurant business to estimated fair market value.  In determining the estimated fair market value of its assets, management considers several factors requiring the exercise of its business judgment.  Such business judgment includes developing valuation multiples such as the ratio of total capitalized value to restaurant earnings before interest, taxes, depreciation, and amortization for an industry peer group of publicly traded companies and applying those ratios to the Company’s historical and projected operating performance.

Such evaluation indicated that the recorded value of the Angelo and Maxie’s trade name was impaired by $0.7 million and that the recorded value of the restaurant leasehold improvements were impaired by $3.6 million at the end of the second quarter 2003.  In addition, on June 30, 2003, the Company’s lease on its Chicago corporate headquarters expired and the Company relocated to a space commensurate with its current needs.  In connection therewith, the Company recorded a $0.1 million restructuring charge during the second quarter 2003 resulting from the Company receiving lower than anticipated proceeds from the sale and disposal of its furniture and equipment located at the vacated facility.  During the fourth quarter 2003, the Company completed an additional review of the carrying value of the Angelo and Maxie’s restaurant business in relation to estimated fair market value.  Such evaluation indicated that the recorded value of the Angelo and Maxie’s trade name was further impaired by $1.3 million due to a reduction in the total consideration being offered for the proposed sale of the Angelo Maxie’s trade name and two remaining restaurant locations.  A related charge to continuing operations of $1.3 million was recorded in the fourth quarter 2003.  See Note 2 “Sale of the Angelo and Maxie’s Brand and Related Operating Assets.”

The following table illustrates the amounts paid and charged against the liability for restructuring, severance, and other exit costs (in thousands):

	2004	2003	2002

Beginning balance	$243	$1,743	$1,687
Amount expensed	542	162	2,021
Amount paid	(243)	(1,662)	(1,965)
Ending balance	$542	$243	$1,743
Due within 12 months	$542	$243	1,377
Non-current portion	$—	$—	366

The liability at December 27, 2004 represents severance due to two former executives of AM-CH, Inc. under the Company’s Board approved severance policy and is included with accrued liabilities on the accompanying Consolidated Balance Sheet as of December 27, 2004.

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

(4)                                 INCOME TAXES

The provision for income taxes consists of the following components (in thousands):

	Fiscal years ended
	December 27, 2004	December 29, 2003	December 30, 2002

Current:
State	$(290)	$(205)	$(260)
Federal	(1,311)	(925)	(1,175)
Total current	(1,601)	(1,130)	(1,435)
Deferred:
State	290	205	260
Federal	1,311	925	1,175
Total deferred	1,601	1,130	1,435

The income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to significant portions of deferred tax assets and liabilities are as follows (in thousands):

	December 27, 2004	December 29, 2003

Deferred tax assets:
Net operating loss carryforwards	$22,293	$20,620
Deferred tax credits, including targeted jobs and FICA credit carryforwards	—	8,460
Excess of book depreciation over tax depreciation	—	1,240
Excess of book expense over tax expense related to restructuring charges	—	231
Compensation and benefits	(94)	773
Excess of book expense over tax expense related to fixed asset impairments	—	1,332
Excess of book expense over tax expense related to capitalized leases	—	779
Other deferred costs	9	396
Deferred tax assets	22,208	33,831
Deferred tax liabilities:
State income taxes	—	—
Compensation and benefits	—	—
Deferred tax liabilities	—	—
Net deferred tax assets	22,208	33,831
Less: Valuation allowance	(22,208)	(33,831)
Net deferred tax assets	$—	$—

Net operating loss carryforwards were $57.9 million and $53.6 million at December 27, 2004 and December 29, 2003, respectively.  Operating loss carry forwards expire annually beginning in the year 2018.  Tax credits expire in various years beginning in the year 2010.

The provision for income taxes reconciles to the amounts computed by applying the Federal statutory rate to income before tax as follows (in thousands):

	Fiscal years ended
	December 27, 2004	December 29, 2003	December 30, 2002

Statutory Federal income tax benefit	$(1,413)	$(1,967)	$(3,978)
FICA tax credit, net	—	(140)	(617)
State income taxes, net of Federal benefit	(191)	(257)	(496)
Keyman’s insurance	—	—	2
Meals and entertainment	3	6	8
Deferred tax asset valuation allowance	1,601	2,358	5,081
Provision for income taxes	$—	$—	$—

(5)           DEBT

During the second quarter 2003, the Company prepaid, without penalty, two notes aggregating to $0.5 million that were held by one of its landlords. The notes originally were in the aggregate amount of $0.7 million, amortized over seven year terms, bore interest at 9.0%, and were payable in monthly installments.

(6)           LEASES

The Company was contingently liable, in certain circumstances, for lease obligations with respect to 20 properties subleased or assigned to third parties in the event of a default by the third party.  In connection with the sale of the Chart House Business, the Company received a guarantee from Landry’s Restaurant’s, Inc. (“Landry’s”) with respect to 19 of these properties. On July 30, 2004, the Company reached a settlement with Landry’s on all pending litigation matters, including a default by a subsidiary of Landry’s under one of the Chart House leases.  In addition, the Company received an unconditional and irrevocable guarantee from Landry’s for the full and timely payment and performance of all the leases included in the sale of the Chart House Business to Landry’s. With respect to the property not covered by the Landry’s guarantee, the Company holds a standby letter of credit from the sublessee of this property equaling one year’s rent on the property.

On January 7, 2004, the Company completed a sale of three of its then-existing five steakhouses located in Midtown Manhattan, New York, Reston, Virginia, and Washington, D.C.  In conjunction with this transaction, the Company was released from its liabilities on the operating leases with respect to each of the three sold properties.  In connection with the sale of the final steakhouse on Park Avenue in New York, the Company was released from its liability on the lease with respect to the property.

As of December 27, 2004, the Company’s commitment under its operating leases for minimum rental payments through the end of its primary lease terms was as follows (in thousands):

Fiscal years ending
2005	165
2006	165
2007	165
2008	165
Thereafter	70
$730

The Company is committed under a long-term capital lease agreement at a location it has subleased to a third party.  This capital lease continues to be reflected on the balance sheet in accordance with FAS 13.  Non-cash reductions to the liability are reflected as other income in continuing operations.  Amortization of the leased property under this capital lease is included in depreciation and amortization on the consolidated statements of operations.  Non-cash interest expense related to this capital lease was approximately $0.2 million for each of 2004, 2003, and 2002.  At December 27, 2004, minimum lease payments due under this capital lease are as follows (in thousands):

Fiscal years ending
2005	205
2006	205
2007	205
2008	205
2009	205
Thereafter	2,745
Total minimum lease payments	3,770
Less: Amount representing interest	1,925
Total obligation under capital lease	1,845
Less: Current portion	33
Long-term obligation under capital leases, with a weighted-average interest rate of 9.5%	$1,812

The Company is also contingently liable, in certain circumstances, for leases at locations it no longer operates.  See Note 12 “Commitments and Contingencies.”

(7)                                 EMPLOYEE BENEFIT PLANS

The Company’s terminated its 401(k) Plan effective September 30, 2002.

(8)                                 STOCK OPTION PLANS

After the reverse stock split, all outstanding options entitle the holder thereof to purchase, upon exercise, 16.67% of the number of shares of Common Stock which such holders would have been able to purchase upon exercise of their options immediately preceding the reverse stock split at the same aggregate price required to be paid therefore upon exercise thereof immediately preceding the reverse stock split.  For disclosure purposes, all option information in this footnote has been adjusted to reflect a one-to-one relationship between the options and shares of the Company’s Common Stock.

In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Stock Option Plan, which authorizes the grant of non-qualified stock options to employees to purchase up to 166,667 shares of the Company’s Common Stock.  The options granted generally vest at a rate of 20% per year over five years and expire ten years from the date of grant.  Some options vest five years from the date of grant or earlier if the fair market value of the Company’s Common Stock achieves certain levels in accordance with the plan.  Option holders typically have 90 days to exercise their fully vested options subsequent to their termination of employment after which point the unexercised options are forfeited.  All employees who were eligible under this plan have been terminated.  None of these options were purchased during the year.

In May 1996, the Board of Directors adopted, and stockholders of the Company approved, the 1996 Non-Employee Director Stock Compensation Plan, which authorizes the grant of stock options to non-employee directors to purchase up to 8,333 shares of the Company’s Common Stock.  The options granted generally vest 50% on the first anniversary date and 100% on the second anniversary date and expire ten years from the date of grant.  Option holders typically have six months to exercise their fully vested options subsequent to their termination date after which point the unexercised options become forfeited.  There are 5,833 options available for future grant under the plan as of December 27, 2004.

In May 2000, the Board of Directors adopted, and stockholders of the Company approved, the 2000 Non-Employee Director Equity Compensation Plan.  The plan provides the right for each non-employee director, at his or her election, to receive either Company stock units or stock options in lieu of cash compensation.  Up to 100,000 shares of the Company’s Common Stock are authorized for issuance under the plan.  Following the Company’s reverse stock split, there were 66,667 shares of the Company’s Common Stock authorized under the plan.  Subsequently, the Company’s Board of Directors amended the plan to make an additional 33,333 shares of the Company’s Stock available under the plan.  The stock units vest over a twelve-month period from the date of grant.  A total of 31,938 stock units have been granted under this plan.  The stock options are granted at the fair market value on the date of grant and vest five years from the date of grant or earlier if the fair market value of the Company’s Common Stock achieves certain levels, in accordance with the plan.  The options expire ten years from the date of grant.  Option holders typically retain the vested portion of their options subsequent to the end of their service period on the Board.  There are 25,944 options and/or stock units available for future grant under the plan as of March 31, 2005.

An option to purchase 29,167 shares of the Company’s Common Stock was granted to an officer of the Company in May 2001 at a price of $15.90 per share, the fair market value on the date of grant.  The options vest over four years from the date of grant or earlier if the fair market value of the Company’s common stock achieves certain levels in accordance with the terms of the agreement.  The options expire ten years from the date of grant.

The sale of the Chart House Business constituted a Change in Control as defined by the stock option plans referenced above, as a result of which all outstanding options have become fully vested.

The following table summarizes stock option activity for 2004, 2003 and 2002:

	ISO Plan/ other	1989 Plan	1992 Plan	1996 Employee Plan	2000 Director	Total shares	Weighted- average exercise price per share
Outstanding at December 31, 2001 (Unaudited - see Note 1)	58,333	—	833	71,210	14,806	145,182	31.38
Granted	—	—	—	—	27,314	27,314	2.45
Exercised	—	—	—	—	—	—	—
Forfeited	(26,667)	—	(833)	(69,543)		(97,043)	36.80
Outstanding at December 30, 2002	31,666	—	—	1,667	42,120	75,453	13.89
Granted	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—
Forfeited	—	—	—	—		—	—
Outstanding at December 29, 2003	31,666	—	—	1,667	42,120	75,453	13.89
Granted	—	—	—	—	—	—	—
Exercised	—	—	—	—	—	—	—
Forfeited	(29,165)	—	—	(1,667)		(30,832)	—
Outstanding at December 27, 2004	2,501	—	—	0	42,120	44,621	13.89

The following table summarizes information concerning outstanding and exercisable stock options as of December 27, 2004:

Exercise prices	Shares covered by options		Weighted-average exercise price		Weighted- average remaining
	Outstanding	Exercisable	Outstanding	Exercisable	contractual life

$2.45	27,314	27,314	$2.45	$2.45	8.37
15.90	9,299	9,299	15.90	15.90	7.38
34.88	5,506	5,506	34.88	34.88	6.37
39.75	834	834	39.75	39.75	3.39
51.75	1,668	1,668	51.75	51.75	4.35
Total	44,621	44,621	11.79	11.79	6.68

The weighted-average fair value of options granted during 2002 was $1.18.  There were no new options granted during 2004 or 2003.  The fair value of each option is estimated on the date of grant based on the Black-Scholes option pricing model using the following assumptions:

2002

Expected stock price volatility	88%
Risk-free interest rate	3.0%
Expected lives	2 years

(9)                                 STOCKHOLDERS’ EQUITY

In 2001, the Company issued, pursuant to a rights offering, 3,777,778 shares of Series A Preferred Stock and received net proceeds of $7.1 million ($8.5 million before related costs).  Net proceeds were used primarily to repay a portion of the related party notes and pay certain amounts owed to contractors and other expenses related to new restaurant openings and for certain other purposes.

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

Shares of the Series A Preferred Stock are convertible by the holder at any time into shares of Common Stock on a six ~~-~~for ~~-~~one basis, as a consequence of the reverse stock split which became effective February 22, 2002.  The Company may, under certain circumstances, redeem the Series A Preferred Stock at redemption prices that increase each year.  The initial redemption price is 150% of the original issuance price.  The terms of the Series A Preferred Stock provide that, upon liquidation, dissolution, or the occurrence of a change in control of the Company, holders of the Series A Preferred Stock will receive, before any payment is made upon the Common Stock, a payment equal to the greater of (a) $2.25, plus all accrued but unpaid dividends to date, plus, if after the payment is made, there are any remaining assets and funds, they will be distributed to holders of the Series A Preferred Stock and the Company’s other equity securities, ratably, on an as-converted basis, provided that the additional distribution to holders of the Series A Preferred Stock will not exceed $4.0 million in the aggregate, subject to reduction in certain circumstances; or (b) the amount determined by dividing (i) the total amount available for distribution, by (ii) the total number of outstanding shares of Common Stock, determined on an as-converted basis.

(10)                          RELATED PARTY TRANSACTIONS

Payments to related parties totaled $0.3 million, $0.8 million, and $8.3 million in 2004, 2003, and 2002, respectively.  Payments during 2002 include debt repayments of $6.5 million, plus interest of $1.2 million.  The remainder of the payments relate to consulting fees and leasing costs.

During 2002, the Company was party to a marketing agreement with Rewards Network, Inc. (formerly Idine) a related party and owner of the Rewards Network, Inc. frequent diner program.  In connection with the advance sale of discounted food and beverage credits, the Company received advertising in Rewards Network, Inc. publications and through the relationships Rewards Network, Inc. had established with major airlines to feature the Company’s restaurants as preferred dining choices.  Rewards Network, Inc. provided web and print promotional services that were designed to create incentives for members to dine at the Company’s restaurants, especially during the Company’s restaurants’ non-peak days.  The Company received from Rewards Network, Inc. $1.0 million in 2002 .  The Company paid $2.5 million during 2002 , pursuant to this agreement.  This agreement was terminated as of July 29, 2002, in conjunction with the sale of the Chart House Business.  The Company has no further obligations under this agreement.

In the second quarter 2003, the Company entered into a loaned employee agreement with Rewards Network, Inc., which provided for, among other things, that the Company’s President and Chief Executive Officer provide advisory services to Rewards Network, Inc. Executive Management Team for up to sixteen hours per week, in exchange for a fixed amount to be paid to the Company.  The original agreement commenced May 19, 2003 and expired June 30, 2003.  The agreement was amended by the Company and Rewards Network, Inc. to, among other things, extend the termination date from June 30, 2003 to August 8, 2003.  In fiscal 2003, the Company recognized $32,000 of service revenues pursuant to this agreement.

On December 11, 2003, the Company’s President and Chief Executive Officer became a full-time employee of Rewards Network, Inc.  In connection with this change, the Company entered into a new agreement with Rewards Network, Inc. whereby services provided to the Company by the Company’s President and Chief Executive Officer are billed to the Company by Rewards Network, Inc. based on an agreed upon hourly rate.  The Company incurred $31,000 during fiscal 2004 and no costs during fiscal 2003, pursuant to this agreement.

On June 26, 2003, the Company entered into an operating lease for office space with Equity Group Investments, L.L.C.   This agreement provides, among other things, that the landlord provide office space for the Company’s corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments of $53,000  and $15,000 in fiscal 2004 and 2003, respectively, pursuant to this agreement.

The relationships described above stem from one or more Company stockholders and/or members of the Company’s Board of Directors maintaining ownership interest in and influential management positions at or within the related parties’ organizations.

(11)                          SUBSEQUENT EVENTS

On February 2, 2005, the Company filed a certificate of dissolution with the Secretary of State of Delaware in accordance with the stockholder approved Plan of Dissolution.

At the February 21, 2005 Board Meeting, the Board of Directors adopted a resolution reducing the number of Directors from three members to one.

(12)                          COMMITMENTS AND CONTINGENCIES

The Company periodically is a defendant in litigation incidental to its business activities.  While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations. In connection with the termination of the Credit Agreement, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.0 million and $2.6 million at December 27, 2004 and December 29, 2003, respectively.  Such funds are disclosed on the consolidated balance sheets as restricted cash, a non-current asset.

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

In connection with a 1997 sale of previously operated restaurants, the Company agreed to guarantee up to $4.0 million of the buyer’s note obligation to its lender through January 2004.  The guarantee expired by its terms in January of 2004.

(13)                          SUMMARY OF UNAUDITED QUARTERLY FINANCIAL INFORMATION

The following is a summary of the unaudited quarterly results of operations for 2004 and 2003 (in thousands, except per share data).  Certain quarterly balances previously reported have been reclassified to conform to the current period presentation.

	Quarterly periods ended
	March 29, 2004	June 28, 2004	September 27, 2004	December 27, 2004
Impairment and restructuring charges	—	946	2,283	—

Interest expense, net	23	22	20	7
Other income	(51)	(51)	(18)	—
Income (loss) before discontinued operations	28	(917)	(2,285)	(7)
Discontinued operations:
Gain (loss) from operations	(173)	73	(534)	(2,286)
Gain (loss) on sale	714	(910)	(63)	2,204
Income (loss) from discontinued operations	541	(837)	(597)	(82)
Net income (loss)	$569	$(1,754)	$(2,882)	$(89)
Preferred dividends	232	232	232	232
Net income (loss) applicable to common shares	$337	$(1,986)	$(3,114)	$(321)
Net income (loss) per common share - Basic and diluted:
Continuing operations	$(0.10)	$(0.57)	$(1.26)	$(0.12)
Discontinued operations	0.27	(0.42)	(0.30)	(0.04)
	$0.17	$(0.99)	$(1.55)	$(0.16)
Weighted-average shares outstanding	2,003	2,005	2,005	2,005

	Quarterly periods ended
	March 31, 2003	June 30, 2003	September 29, 2003	December 29, 2003
Impairment of assets and restructuring charges	$0	$4,413	$15	$1,300
Interest expense, net	30	22	30	30
Other income	(51)	(51)	(51)	(51)

Income (loss) from continuing operations	21	(4,384)	6	(1,279)
Discontinued operations:
Gain (loss) from operations	36	(123)	(207)	577
Gain (loss) on sale	—	13	(201)	(384)
Income (loss) from discontinued operations	36	(110)	(408)	193
Net income (loss)	$57	$(4,494)	$(402)	$(1,086)
Preferred dividends	232	232	232	232
Net loss applicable to common shares	$(175)	$(4,726)	$(634)	$(1,318)
Net (loss) income per common share - Basic and diluted:
Continuing operations	$(0.11)	$(2.32)	$(0.11)	$(0.76)
Discontinued operations	0.02	(0.06)	(0.20)	0.10
	$(0.09)	$(2.37)	$(0.32)	$(0.66)

Weighted-average shares outstanding	1,989	1,993	1,996	2,000

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AM-CH, Inc.:

We have audited the accompanying consolidated balance sheets of AM-CH, Inc. and subsidiaries (the Company) as of December 27, 2004 and December 29, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 27, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

The Company has sold and or closed all of their restaurants and had filed for dissolution on February 2, 2005.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 27, 2004 and December 29, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2004, in conformity with U.S. generally accepted accounting principles.

(signed) KPMG LLP

Chicago, Illinois

April 11, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rules 13a – 15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 27, 2004.

Our controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.   Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 27, 2004.

The Company’s management, including the principal executive officer and principal financial officer, does not expect that our disclosure controls will prevent all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b) There has been no change in our internal control over financial reporting during the quarter ended December 27, 2004 that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS

The directors of the Company are elected annually by the stockholders of the Company at the Company’s annual meeting. In February of 2005, the Board reduced the number of directors from three to one.  Mr. Ottmann is the sole remaining Board member.

Name	Age	Principal occupation
Stephen Ottmann (1)	50

Stephen Ottmann has been a director of the Company since 1998. Mr. Ottmann is currently a consultant in the restaurant industry.  From February 1999 until September 2002, Mr. Ottmann held the position of Chief Executive Office of Lettuce Entertain You Enterprises, Inc. From January 1996 to February 1999, Mr. Ottmann served as Executive Vice President and Chief Operating Office of the same company.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its officers, directors and employees, including the principal executive officer, the principal financial officer, principal accounting officer or controller, or persons performing similar functions.  A copy of the Company’s code of ethics is filed as Exhibit 14.1 to this Annual Report on Form 10-K.

AUDIT COMMITTEE FINANCIAL EXPERT

The Audit Committee consists of Mr. Ottmann.  The Board of Directors has not determined if the Company has an “audit committee financial expert” as defined in Section 401(h) of Regulation S-K promulgated by the Securities and Exchange Commission, serving on its audit committee.   As noted above, the Company has filed a certificate of dissolution with the State of Delaware on February 2, 2005 and began implementation of its Plan of Dissolution.  Therefore, the Company is evaluating the need for an “audit committee financial expert” in light of the Company’s dissolution.

EXECUTIVE OFFICERS

The following table sets forth certain information about the Executive Officers of the Company.  The positions are with AM-CH,  Inc.

Kenneth R. Posner	57	President and Chief Executive Officer
Greg A. Grosvenor	53	Chief Financial Officer

Executive Officers of the Company are appointed annually by the Board of Directors and serve at the Board’s discretion.

Kenneth R. Posner was appointed President and Chief Executive Officer of the Company in August 2002.  Prior to that, Mr. Posner served as President and Chief Financial Officer of the Company from April 2001 to July 2002.  From April 1999 until July 2000, Mr. Posner was Executive Vice President and Chief Financial Officer of Lodgian, Inc., an owner and operator of full-service hotels, based in Atlanta, Georgia.  Prior to Mr. Posner’s position at Lodgian, he spent 18 years as Senior Vice President of Finance and Treasurer of H Group Holdings, Inc., a diversified company with interests in the hotel, gaming and real estate industries.  He has also served on the Board of Directors for most business units of H Group Holdings, Inc. and as a trustee of all of its employee benefit programs.

Greg Grosvenor was appointed Chief Financial Officer of the Company in April of 2004. Mr. Grosvenor was previously Chief Financial Officer for Smith Bucklin & Associates, a former William Blair Capital Partners portfolio company.   From 1996 until 2000 he was Chief Financial Officer for the Metropolitan Pier & Exposition Authority.  His career also includes senior accounting and financial management positions with Hyatt Corporation, Galileo, and Anixter International.  Mr. Grosvenor, a Certified Public Accountant began his career with the public accounting firm of PricewaterhouseCoopers, LLP.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities (“Reporting Persons”) to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by the SEC regulations to furnish the Company with all copies of all Section 16(a) reports they file.

Based solely on its review of the copies of such forms received by it and written representations from certain Reporting Persons, the Company believes that during 2004 its Reporting Persons complied with all requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth compensation for services in all capacities to the Company for the fiscal years ended December 27, 2004, December 29, 2003 and December 30, 2002, of those persons who were, during the fiscal year ended December 27, 2004: (i) the chief executive officer, or acting in that capacity, and (ii) the other most highly compensated executive officer of the Company.

Summary Compensation Table

				Long-term compensation awards
		Annual compensation		Securities underlying options	All other
Name and principal position	Year	Salary	Bonus	granted	compensation
		($)	($)	(#)	($)
Kenneth R. Posner (1)	2004	N/A	N/A
President and Chief Executive Officer	2003	170,812	250,000	—	—
	2002	250,000	250,000	—	—

Greg Grosvenor	2004	175,500
Chief Financial Officer

(1)          Under an agreement with his current employer, Rewards Network, Inc., Mr. Posner has provided services to the Company as a consultant in the capacity of CEO.  He was formerly employed by the Company as Chief Executive Officer from August 2002 until the end of 2003 when his resignation was accepted by the Board.  He joined the Company in April 2001 as President and Chief Financial Officer.

Option/SAR Grants in Last Fiscal Year

There were no options/SARs granted in the fiscal year ended December 27, 2004.

COMPENSATION OF DIRECTORS

During 2004, the Company paid an annual fee of $15,000 in cash to two of its non-employee directors.  Such fees are paid in cash, or in stock units or stock options pursuant to the 2000 Non-employee Director Equity Compensation Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Ms. Bynoe (who resigned from the Board of Directors, Audit and Compensation Committee in February, 2005) and Mr. Ottmann were members of the Compensation Committee during 2004.  No Compensation Committee interlocking relationships existed in 2004.

PERFORMANCE GRAPH

The following graph compares cumulative total stockholder return on the Company’s Common Stock with the performance of the NASD and a restaurant industry peer group index (Standard Industrial Classification Code 5812 – Retail-Eating Places) for the five fiscal years ended December 27, 2004.  The NASDAQ Market Index is being used because the Company’s Common Stock is currently quoted on the NASD OTC Bulletin Board.  The graph assumes that the value of an investment in the Company’s Common Stock and each index was $100 on December 28, 1998.

[Performance Graph to come]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership Of Certain Beneficial Owners

The following table sets forth, as of April 13, 2005 (unless otherwise indicated in a footnote), information concerning the beneficial ownership of voting securities of the Company by the persons who are known by the Company to own beneficially more than 5.0% of the outstanding shares of the Company’s voting stock.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial ownership (1)		Percent of class
Common	Stock Sams tock, L.L.C.	722,204	(2)	36.0
	Sams tock/ZFT, L.L.C.	722,204	(2)	36.0
	Sams tock/Alpha, L.L.C.	722,204	(2)	36.0
	Sam Zell	722,204	(2)	36.0
	All addresses are c/o:
	Equity Group Inves tments , L.L.C.
	Two North Riverside Plaza, Suite 600
	Chicago, IL 60606

Preferred Stock	EGI-Fund (01) Investors , L.L.C.	2,776,549	(3)	67.2
	c/o Equity Group Investments, L.L.C.
	Two North Riverside Plaza, Suite 600

(1)          The amount of Common Stock and Preferred Stock beneficially owned is reported on the basis of regulations of the Securities Exchange Commission (“SEC”) governing the determination of beneficial ownership of securities.

(2)          The amount of shares beneficially owned by each referenced person (collectively, the “Referenced Persons”) is based on information supplied to the Company by such persons.  According to such information, the Referenced Persons hold such Common Stock as follows: Samstock, L.L.C. owns 541,695 shares, Samstock/ZFT, L.L.C. owns 117,635 shares, and Samstock/Alpha, L.L.C. owns 33,034 shares (collectively, the “Samstock Entities”).  Each of the Samstock Entities is indirectly owned by trusts established for the benefit of Mr. Samuel Zell and his family.  The trustee of each of those trusts is Chai Trust Company, L.L.C. (“Chai Trust”).  Mr. Zell is not an officer or director of Chai Trust and does not have voting or dispositive power over such Common Stock.  166 shares of such Common Stock are held by the Helen Zell Revocable Trust (“HZRT”), the trustee of which is Helen Zell, Mr. Zell’s spouse.  Mr. Zell does not have a pecuniary interest in the shares of Common stock held by HZRT.  120 shares of such Common Stock, 24,600 stock units and 4,894 options exercisable within 60 days of March 25, 2004 are owned personally by Mr. Zell, who previously served as the Company’s Chairman of the Board and resigned from the Board in March 2004.

(3)          Based on information supplied to the Company by EGI-Fund (01) Investors, L.L.C. (“EGI-Fund (01)”) and the Referenced Persons.  EGI-Fund (01) and the Referenced Persons hold such Preferred Stock as follows:  2,776,201 shares are held by EGI-Fund (01), which is indirectly controlled by trusts established for the benefit of Mr. Zell and his family.  The trustee of each of those trusts is Chai Trust.  Mr. Zell is not an officer or director of Chai Trust and does not have voting or dispositive power over such Preferred Stock.  Additionally, 348 shares of such Preferred Stock are held by HZRT.  Mr. Zell does not have a pecuniary interest in the shares of Preferred stock held by HZRT.

Security Ownership Of Management

The following table sets forth, as of April 13, 2005, information concerning the number of shares of the Company’s Common Stock, Preferred Stock, and options and units to purchase Common Stock that are currently exercisable, or exercisable within 60 days of April 13, 2005, beneficially owned by each of the directors, the executive officers in the Summary Compensation Table, and all directors and executive officers as a group.

Title of class	Name and address of beneficial owner	Amount and nature of beneficial Ownership (1)		Percent of class
Common Stock	Kenneth R. Posner	32,501	(2)	1.6
Common Stock	Stephen Ottmann	5,058	(2)		*
Preferred Stock	Kenneth R. Posner	10,605			*
Common and Preferred Stock	All directors and executive officers as a group (2 persons)	48,164	(2)	0.8

* Less than one percent.

(1)                                  The amounts of Common Stock beneficially owned are reported on the basis of regulations of the SEC governing the determination of beneficial ownership of securities.

(2)                                  Includes shares of Common Stock which may be acquired pursuant to options which are exercisable within 60 days of April 13, 2005, by Mr. Ottmann (417).  Also includes shares of Common Stock issuable upon vesting of stock units pursuant to the 2000 Non-employee Director Equity Compensation Plan within 60 days of April 13, 2005, by Mr. Ottmann (3,205).

Securities Authorized For Issuance Under Equity Compensation Plans.

After the Reverse Stock Split, all outstanding options entitle the holder thereof to purchase, upon exercise, 16.67% of the number of shares of Common Stock which such holders would have been able to purchase upon exercise of their options immediately preceding the Reverse Stock Split at the same aggregate price required to be paid therefore upon exercise thereof immediately preceding the Reverse Stock Split.  For disclosure purposes, all option information has been adjusted to reflect a one-to-one relationship between the options and shares of the Company’s Common Stock.

Information about the Company’s equity compensation plans at December 27, 2004 was as follows:

Plan category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted- average exercise price of outstanding options (a)	Number of shares remaining available for future issuance (a)
Equity compensation plans approved by shareholders (b)	44,623	11.79	161,425
Equity compensation plans not approved by shareholders	—	—	—
Total	44,623		161,425

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

DIRECTOR RELATIONSHIPS

Mr. Zell, who served as the Company’s Chairman of the Board from May 1998 to March 2004, is the President of EGI-Fund (00) Investors, L.L.C. (“EGI-Fund (00)”) and EGI-Fund (01), each of which has provided loans to the Company as described below; the Chairman of the Board of Directors of Equity Group Investments, L.L.C. (“EGI”), EOP-Reston Town Center, L.L.C. (“EOP-Reston”) and Rewards Network, Inc. , each of which conducts or conducted business with the Company as described below; and the President of each of Samstock, L.L.C. (“Samstock”), Samstock/ZFT. L.L.C., and Samstock/Alpha, L.L.C., the Company’s principal stockholders.  EGI-Fund (01) is also a principal stockholder of the Company.  Mr. Zell resigned as a member of the Company’s Board of Directors in March 2004 and was succeeded by Mr. Klein, a Managing Director of EGI.  Mr. Klein served on the Company’s Board of Directors during the period from 2001 to 2002 and subsequently resigned from the Board of Directors in August 2002.

OTHER TRANSACTIONS

During 2004, the Company paid to EGI a total of $0.25 million for financial advisory services provided during 2004.  The Company believes that such services have been on terms no less favorable to the Company than could have been obtained with other independent parties.

On December 11, 2003, the Company’s President and Chief Executive Officer became a full-time employee of Rewards Network, Inc.  In connection with this change, the Company entered into a new agreement with Rewards Network, Inc. whereby services provided to the Company by the Company’s President and Chief Executive Officer are billed to the Company by Rewards Network, Inc. based on an agreed upon hourly rate.  The Company incurred no costs during fiscal 2003 pursuant to this agreement.  In fiscal 2004, the Company incurred $31,000 in costs pursuant to this agreement.

On June 26, 2003, the Company entered into an operating lease for office space with EGI.  This agreement provides, among other things, that the landlord provide office space for the Company’s six corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments of $53,000 and $15,000 pursuant to this agreement in fiscal 2004 and 2003, respectively.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents fees for professional audit services rendered by KPMG LLP for the audit of the Company’s annual financial statements for 2004 and 2003, and fees billed for other services rendered by KPMG LLP:

	2004	2003
Audit Fees	$77,500	$115,000
Audit-related fees (1)	3,000	10,000
Tax Fees	—	—
All other fees	—	—
Total fees	$80,500	$125,000

(1)          Audit-related fees consist of the review of the Company’s 8-K’s released during 2004.

The Audit Committee approves in advance all audit and non-audit services performed by KPMG LLP.  There are no other specific policies or procedures relating to the preapproval of services performed by KPMG LLP.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1) Financial Statements:

Included in Part II of this report are the following financial statements

Consolidated Balance Sheets as of December 27, 2004 and December 29, 2003
Consolidated Statements of Operations for fiscal years 2004, 2003, and 2002
Consolidated Statements of Stockholders’ Equity for fiscal years 2004, 2003, and 2002
Consolidated Statements of Cash Flows for fiscal years 2004, 2003, and 2002
Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm

(2)           Financial Statement Schedules:

All schedules have been omitted since the information required to be submitted has been included in the consolidated financial statements or notes thereto or have been omitted as not applicable or not required.

(3)                                  Exhibits:

*3.1	(1) Restated Certificate of Incorporation of the Company, as amended. (1)
(2) Certificate of Amendment of Restated Certificate of Incorporation of the Company. (2)
*3.2	Amended and Restated Bylaws of the Company. (1)
*3.3	Certificate of Designations of the Series A Preferred Stock. (16)
*4.1	Specimen Common Stock Certificate. (2)
*4.2	Section 203 of the Delaware General Corporation Law. (2)
*4.3	Specimen Series A Preferred Stock Certificate. (16)
*10.1	(1) Registration Rights Agreement dated as of November 27, 1985, among the Company and its stockholders. (1)
(2) First Amendment to Registration Rights Agreement dated as of April 28, 1986. (1)
(3) Second Amendment to Registration Rights Agreement dated as of April 21, 1987. (1)
(4) Third Amendment to Registration Rights Agreement dated as of September 6, 1989. (3)
*~10.2	Executive Benefit and Wealth Accumulation Plan of the Company, effective January 27, 1986. (1)
*~10.3	1989 Non-Qualified Stock Option Plan of the Company. (2)
(a) Form of 1989 Non-Qualified Stock Option Plan Agreement. (2)
*~10.4	1992 Stock Option Plan. (4)
(a) Form of 1992 Stock Option Plan Agreement. (4)
*~10.5	Chart House Enterprises, Inc. Severance Pay Plan dated June 10, 1999. (14)
*~10.5.1	First Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of December 9, 1999. (14)

*~10.5.2	Second Amendment to Chart House Enterprises, Inc. Severance Pay Plan dated as of August 2, 2000. (13)
*10.6	Stock Purchase and Sale Agreement dated as of March 10, 1997, among the Company, Chart House Investors, LLC and Alpha/ZFT Partnership. (6)
10.7	Chart House Enterprises, Inc. Amended and Restated Standstill Agreement dated October 1, 1997. (7)
*10.7.1	Amended and Restated Standstill Agreement dated March 31, 1999. (14)
*~10.8	1996 Stock Option Plan. (8)
(a) Form of 1996 Stock Option Plan Agreement. (8)
*~10.9	1996 Non-employee Director Stock Compensation Plan. (8)
*~10.10	2000 Non-employee Director Equity Compensation Plan. (11)
*~10.11	Corporate Management Bonus Compensation Plan dated January 1, 1997. (8)
*~10.12	1998 Employee Stock Purchase Plan. (9)
*10.13	Sale-Leaseback Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House Inc. (12)
*10.14	Master Lease Agreement dated June 23, 2000, between CH Restaurant Property, LLC and Chart House, Inc. (12)
*10.15	Asset Purchase Agreement dated as of May 17, 2002, by and among Chart House, Inc., Chart House Enterprises, Inc., LCH Acquisition, Inc., and Landry’s Restaurants, Inc. (17)
*10.16

Asset Purchase Agreement dated as of October 31, 2003 by and among West 52nd Street, Inc., CH-AM Acquisition, Inc., Angelo and Maxie’s, Inc., McCormick & Schmick Acquisition Corp. and McCormick & Schmick Restaurant Corp., as amended. (18)

*10.17	Asset Purchase Agreement dated as of November 30, 2004 by and among CH-AM Acquisition, Inc, Angelo and Maxie’s, Inc. and A&M Acquisitions, LLC, as amended. (19)
*14.1	Code of Ethics.
21.1	Subsidiaries of the Company. (15)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Executive Officer, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350 by the Chief Financial Officer, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

(16) Filed as an exhibit to the Company’s Registration Statement on Form S-2 dated March 27, 2001, or amendments thereto dated May 15, 2001, May 25, 2001, and May 31, 2001 (Registration No. 333-57674).

(17)    Filed as an exhibit to Form 10-Q for the quarterly period ended July 1, 2002.

(18)  Filed as an exhibit to Form 10-K for the fiscal year ended December 29, 2003.

(19)  Filed as an appendix to the Proxy Statement filed on August 11, 2004

*Incorporated by reference

~  Management contracts and compensatory plans or arrangements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AM-CH, Inc.
Date:	April 20, 2005	By: /s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

NAME	TITLE	DATE
/s/ KENNETH R. POSNER	President and Chief Executive Officer	April 20, 2005
Kenneth R. Posner	(principal executive officer)

/s/ GREG GROSVENOR	Chief Financial Officer	April 20, 2005
Greg Grosvenor	(principal financial officer and principal accounting officer)

/s/ STEPHEN OTTMANN	Director	April 20, 2005
Stephen Ottmann