Form 10-Q
period 2005-03-28
AM-CH, INC.
filed 2005-05-19
CIK 820757

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2005

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

Yes    ☐  No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 12, 2005:

Common Stock ($.01 par value) 2,005,131

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 28, 2005	December 27, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,099	$10,996
Restricted cash	2,029	—
Accounts receivable, net	160	222
Total current assets	12,288	11,218
Other non-current assets:
Restricted cash	—	2,029
Leased property under capital leases, net	—	1,017
Total other non-current assets	—	3,046
Total assets	12,288	14,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of capital lease obligations	1,836	33
Accounts payable	173	496
Accrued liabilities	2,384	2,603
Total current liabilities	4,393	3,132
Non-current liabilities (excluding current portion):
Long-term portion of capital lease obligation	—	1,812
Other long-term obligations	—	110
Total non-current liabilities (excluding current portion)	—	1,922
Stockholders’ equity:
Preferred stock, $1.00 par value, 10,000,000 shares authorized; 4,134,736 shares issued and outstanding at March 28, 2005 and December 27, 2004	4,135	4,135
Common stock, $0.01 par value, 30,000,000 shares authorized; 2,005,131 shares issued and outstanding at March 28, 2005 and December 27, 2004, respectively	20	20
Additional paid-in capital	65,460	65,460
Retained deficit	61,720	(60,405)
Total stockholders’ equity	7,895	9,210
Total liabilities and stockholders’ equity	$12,288	$14,264

The accompanying notes are an integral part of these consolidated financial statements.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Quarterly periods ended
	March 28, 2005	March 29, 2004

Interest income (expense), net	22	(23)
Other income	51	51
Income before discontinued operations	73	28
Discontinued operations:
Income (loss) from operations	(291)	794
Provision for impairment on capital lease property	(1,002)	—
Loss on sale	—	(253)
Income (Loss) from discontinued operations	(1,293)	541
Net Income (Loss)	$(1,220)	$569
Preferred dividends	94	232
Net Income (Loss) applicable to common shares	$(1,314)	$337
Net income (loss) per common share - basic and diluted:
Continuing operations	$(0.01)	$(0.10)
Discontinued operations	(0.64)	0.27
	$(0.66)	$0.17
Weighted-average number of common shares outstanding	2,005	2,004

The accompanying notes are an integral part of these consolidated financial statements.

AM-CH, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, unaudited)

	Three month periods ended
	March 28, 2005	March 29, 2004
Cash flows from operating activities:
Net income (loss)	$(1,220)	$569

Adjustments to reconcile net loss to cash flows used in operating activities:
Depreciation and amortization	15	28
Provision for impairment on capital lease property	1,002	—
Provision for bad debt	60	—
Common stock issued in lieu of compensation	—	9
Recognition of deferred gain on sale	—	(967)
Changes in working capital:
Decrease in accounts receivable	2	104
Decrease in inventories	—	219
Decrease in prepaid expenses and other current assets	—	241
Decrease in other non-current assets	—	298
Decrease in accounts payable	(324)	(322)
Decrease in accrued liabilities	(313)	(1,111)
Decrease in other non-current obligations (excluding current portion)	(110)	(651)
Cash used in operating activities	(888)	(1,583)
Cash flows from investing activities:
Proceeds from sale of restaurant assets	—	5,594
Cash provided by investing activities	—	5,594
Cash flows from financing activities:
Reduction of obligations under capital leases	(9)	(10)
Cash used in financing activities	(9)	(10)
Increase (Decrease) in cash	(897)	4,001
Cash and cash equivalents, beginning of period	10,996	4,551
Cash and cash equivalents, end of period	$10,099	$8,552

The accompanying notes are an integral part of these consolidated financial statement

AM-CH, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 28, 2005

(Unaudited)

(1)                                 BASIS OF PRESENTATION

The accompanying consolidated financial statements of AM-CH, Inc. and its wholly-owned subsidiaries (the “Company”) for the quarterly periods ended March 28, 2005 and March 29, 2004, have been prepared in accordance with generally accepted accounting principles, and with the instructions to Form 10-Q.  These financial statements have not been audited by independent public accountants, but include all adjustments (consisting of a normal and recurring nature) that are, in the opinion of management, necessary for a fair presentation of the financial condition, results of operations, and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full fiscal year.

The Company consummated the sale of its Chart House restaurants in July of 2002 and completed the sale of all of its remaining Angelo & Maxie’s restaurants during 2004.  The Company has no ongoing business operations.  It has filed a certificate of dissolution and is in the process of winding up its affairs.  Accordingly, the results of the restaurants operations are presented as discontinued.

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

Certain information and footnote disclosures normally included in financial statements in accordance with generally accepted accounting principles in the United States of America have been omitted pursuant to requirements of the Securities and Exchange Commission.  Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate, but should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 27, 2004.

Certain prior period balances have been reclassified to conform to the current period presentation.

(2)                                 RELATED PARTY TRANSACTIONS

During the first quarter of 2004, the Company recognized $63,000 of fees for financial advisory services provided to the Company by a related party.  This agreement was terminated at the end of 2004 and no payments were made in the first quarter of 2005 related to this agreement.

Payments to related parties for rent at one restaurant totaled $4,000 in the first three months of 2004.  Future rent liability with respect to this location was transferred to McCormick & Schmick Restaurant Corp. on January 7, 2004 in connection with the consummation of the sale of three of the Company’s then-existing five steakhouses as of that date.

On December 11, 2003, the Company’s President and Chief Executive Officer became a full-time employee of Rewards Network, Inc. (“RNI”).  In connection with this change, the Company entered into an agreement with RNI whereby services provided to the Company by the Company’s President and Chief Executive Officer are billed to the Company by RNI based on an agreed upon hourly rate.  The Company made payments totaling $7,000 during the first quarter of 2004.  No such payments were made under this agreement during the first quarter of 2005.

On June 26, 2003, the Company entered into an operating lease for office space with a related party.  This agreement provides, among other things, that the landlord provide office space for the Company’s corporate employees and certain office services.  This agreement is terminable by either party with a thirty day notice.  The Company made payments totaling $7,000 and $18,000 pursuant to this agreement during the first quarter of 2005 and 2004, respectively.

The relationships described above stem from one or more Company stockholders and/or members of the Company’s Board of Directors maintaining ownership interest in and influential management positions at or with these related parties’ organizations.

(3)                                 COMMITMENTS AND CONTINGENCIES

The Company periodically is a defendant in litigation incidental to its business activities.  While any litigation or investigation has an element of uncertainty, the Company believes that the outcome of any of these matters will not have a material adverse effect on its financial condition or operations.

The Company maintains letters of credit primarily to cover self-insurance reserves and lease obligations.  In connection with the sale of the Chart House Business, and in order to minimize costs associated with outstanding letters of credit, the Company established a cash collateral account equal to the full balance of its obligations under outstanding letters of credit, which totaled $2.0 million at March 28, 2005.  As noted in the Subsequent Events footnote (4), the Company was released from a $1.6 million letter of credit related to Workers Compensation.   Such funds are presented on the consolidated balance sheets as restricted cash.

(4)                                 SUBSEQUENT EVENTS

On April 22, 2005 the Company entered into an agreement with the Continental Casualty Company (“CNA”) whereby, CNA agreed to assume all of the Company’s future workers compensation liability.  The agreement also was in settlement of all prior amounts due CNA related to claims paid by CNA on behalf of the Company.  The total paid by the Company to CNA related to this agreement amounted to $1.8 million.  In addition, the $1.6 million letter of credit maintained by the Company for the benefit of CNA related to outstanding workers compensation claims was terminated in conjunction with the execution of the agreement.

On May 5, 2005, the Company executed a termination agreement with the landlord of a long term capital lease agreement.  The lease was for a restaurant location the Company had subleased to a third party.  The termination agreement released the Company from any future lease payment obligations and transferred the future lease obligations to the third party.  The Company has recorded the effect of the early termination of this lease as a provision for impairment on capital lease on the attached Consolidated Statement of Operations as of March 28, 2005.  The associated liability was recognized as income upon the execution of the termination agreement.

On May 11, 2005 the Company filed with the Chancery Court in Delaware a Petition for Disbursement of the remaining funds of the Company.  The Company is requesting the approval for distribution of $9,303,156 plus accrued dividends of approximately $163,000 to the holders of Preferred Stock. This distribution is in compliance with the terms of the Series A Preferred Stock, which states in part, that upon dissolution the Preferred Stockholders will receive a payment equal to $2.25 per share of Preferred Stock, plus all accrued but unpaid dividends to date.  These payments are subject to obtaining the approval of the Chancery Court in Delaware before any distributions are made.  The Company does not know if or when the Chancery Court will approve these distributions.

In addition, the petition seeks approval for an estimated distribution of $0.12 per share to Common Stockholders and a proposed, estimated distribution of $0.02 per share to the Preferred Stockholders.  Again, these payments are subject first to obtaining court approval.  The Company does not know if or when the Chancery Court will approve distributions of these amounts, or any other amounts.  If Court approval is obtained, the distributions would be the final distributions made in respect of the Preferred and Common Stockholders of the Company.

The Company has accepted the resignation of its Chief Financial Officer, Greg Grosvenor, effective May 31, 2005.

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

OVERVIEW

AM-CH, Inc. formerly known as Angelo and Maxie’s, Inc. and Chart House Enterprises, Inc. (the “Company”), has sold or closed all of its restaurants and has no ongoing business operations.   In accordance with the stockholder approved “Plan of Dissolution”, the Company has filed a certificate of dissolution with the State of Delaware on February 2, 2005 and is in the process of winding up its affairs. The Company was incorporated in Delaware in 1985.  The Company’s headquarters are located in Chicago, Illinois.

DISCONTINUED OPERATIONS

As stated above, all of the Company’s restaurants have been sold or otherwise disposed of and the Company no longer has any operations.  The Company has filed a Certificate of Dissolution with the office of the Secretary of State of Delaware on February 2, 2005.    Therefore the Company is in the process of selling any remaining assets and settling any remaining liabilities.  Pursuant to the Plan of Dissolution, the Company will distribute any remaining cash to its stockholders.   No assurances can be provided as to whether any cash will be available for distribution or when a distribution may occur.

Interest expense was less than interest income in the first quarter of 2005.  Interest income from cash investments is $22,000 in the first quarter of 2005, compared to interest expense of $23,000 in the first quarter of 2004.  The decrease in interest expense was due to the reduction of debt.  In addition, the change from net interest expense in 2004, to interest income in 2005, was primarily due to a significant increase in investment income.  The increase in investment income was a result of an increase in invested cash provided by the sale of the restaurants during fiscal 2004.

Other income remained the same in fiscal 2005 and 2004.  The Company was committed to a capital lease at a location it has subleased to a third party.  This capital lease was reported on the balance sheet in accordance with Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (“FAS 13”), and non-cash reductions to the liability of approximately $51,000 per quarter are reflected in other income.   See Footnote (4) SUBSEQUENT EVENTS, which describes the execution of a termination agreement related to this lease.

The Company issued Series A convertible preferred stock, par value $1.00 per share (“Series A Preferred Stock”), during June 2001.  The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original issue price of $2.25 per share.  The Company paid the first two semi-annual dividend obligations through the issuance of additional shares of Series A Preferred Stock.  Subsequent to the retirement of the Credit Agreement in August 2002, which restricted the payment of cash dividends, the Company began paying these dividends in cash.  For the quarter ended March 28, 2004, the Company accrued $94,000 for cash dividends.  This amount, combined with the dividend accrual of $69,000 as of December 27, 2004 equals a total dividend accrual of $163,000 for cash dividends.   Pursuant to the terms of the Series A Preferred Stock Certificate of Designations, the Preferred dividends cease to be accrued upon the dissolution of the Company.  The Company filed a Certificate of Dissolution with the State of Delaware on February 2, 2005.  Therefore, the preferred dividends were accrued through February 2, 2005.

LIQUIDITY AND CAPITAL RESOURCES

	Three month periods ended
(Unaudited, dollars in thousands)	March 28, 2005	March 29, 2004
Net cash used in operating activities	$(888)	$(1,583)
Proceeds from sale of restaurant assets	—	5,594
Cash used in financing activities	(9)	(10)
Net increase (decrease) in cash	$(897)	$4,001

The Company had $10,099,000 in cash for general corporate purposes at March 28, 2005. The Company believes that this remaining cash balance will be sufficient to fund expenses related to payment of any outstanding liabilities or dissolution expenses.  No assurances can be given when and if the final dissolution of the Company will occur.  In addition, no assurances can be given that any funds will be available or if available, when they will be distributed to shareholders.

Net cash used in dissolution activities was $888,000 in the first three months of 2005, compared to net cash used in operating activities of $1,583,000 in the first three months of 2004.  The net cash used in first quarter 2005 was primarily for settlement of outstanding severance payments related to employees terminated in previous years and insurance premiums for Director & Officers insurance.  In 2004, net cash used in operating activities includes an aggregate $1.0 million related to payment of 2003 performance and stay bonuses and accrued vacation for the employees terminated in conjunction with the sale of three of the Company’s steakhouses, severance payments related to employees terminated in conjunction with the sale of the Chart House Business, and settlement of prior period insurance claims.

Net cash provided by investing activities in the first three months of 2005 was $0.  In 2004, net cash provided in investing activities included the receipt of $5,594,000 in net proceeds from the sale of three of the Company’s steakhouses.

Net cash used in financing activities was $9,000 in the first three months of 2005. Net cash used in financing activities was $10,000 in the first three months of 2004, the scheduled non-cash reductions to the capital lease on the subleased restaurant property. There were no pre-payment fees or penalties associated with the early retirement of the landlord note obligations

The Series A Preferred Stock is entitled to dividends at the rate of 10.0% per annum, based on the original price of $2.25 per share.  Dividends are payable semiannually on June 1 and December 1.  As noted above, the Preferred Dividends ceased to be accrued after the filing of the certificate of dissolution.  The certificate of dissolution was filed on February 2, 2005 with the State of Delaware.  The Company expects to satisfy future dividend obligations in cash.

The Company was liable under various capital and operating lease agreements, primarily related to restaurant locations.   The Company is also contingently liable under letters of credit, primarily related to leasing obligations and self-insurance reserves.  However, see Footnote (4) SUBSEQUENT EVENTS regarding the self insurance letter of credit. Other than described in Footnote (4) SUBSEQUENT EVENTS, no other material changes have occurred regarding these commitments and contingencies from the Company’s prior fiscal year ended December 27, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is exposed to market risk from changes in market rates earned on cash equivalents.   The impact on the Company’s results of operations of a one-point market rate change on its cash equivalent balance as of March 28, 2005, would not be material.  The Company does not use derivative instruments to manage borrowing costs, reduce exposure to adverse fluctuations in the interest rate, nor for trading purposes.

ITEM 4. CONTROLS AND PROCEDURES

As of March 28, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be disclosed by the Company in its periodic Exchange Act reports.  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

None

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

AM-CH, Inc.

Date: May , 2005	By:	/s/ KENNETH R. POSNER
Kenneth R. Posner
President and Chief Executive Officer
(principal executive
officer)

Date: May , 2005	By:	/s/ GREG GROSVENOR
Greg Grosvenor
Chief Financial Officer
(principal financial and accounting
officer)